Form 10-Q
period 1995-03-31
FRESENIUS USA INC
filed 1995-05-12
CIK 320185

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1995
                               ---------------------------------
                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------   ---------------

Commission file number        1-8350
                       ---------------------

                         FRESENIUS USA, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                                   04-2550576
- ----------------------------                  ------------------------
(STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
    OF INCORPORATION OR                          IDENTIFICATION NO.)
       ORGANIZATION)

                              2637 SHADELANDS DRIVE
                         WALNUT CREEK, CALIFORNIA 94598
- --------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (510) 295-0200
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES X NO  .
             -    -
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the most recent practicable date:

         21,304,344 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING AT MAY 8, 1995.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

   Assets                                                         March 31,                     December 31,
   ------                                                           1995                            1994
                                                                 ----------                     ------------
Current assets:
    Cash                                                         $    2,941                         2,315
    Trade accounts receivable, less allowance of
      $1,398 in 1995 and $1,744 in 1994                              41,975                        42,671
    Inventories                                                      57,671                        52,704
    Other current assets                                              3,019                         1,893
                                                                 ----------                       -------
      Total current assets                                          105,606                        99,583

Property, plant and equipment, at cost                               70,030                        72,502
  Less accumulated depreciation and
  amortization                                                      (28,062)                      (26,546)
                                                                 ----------                       -------
  Property, plant and equipment, net                                 41,968                        45,956
Intangible assets                                                    38,864                        39,498
Other assets                                                            404                           311
                                                                 ----------                       -------
      Total assets                                               $  186,842                       185,348
                                                                 ==========                       =======

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:

    Accounts payable                                             $   11,529                        13,128
    Accounts payable to affiliates,net                               38,885                        33,361
    Accrued expenses                                                  9,093                        12,214
    Short term borrowings                                            23,730                        22,330
    Short term borrowings-Fresenius AG                                4,450                         4,380
    Current portion long-term debt                                    8,369                         8,356
    Current portion of capital lease obligations                      1,130                         1,140
    Income taxes payable                                                178                            95
                                                                 ----------                       -------
         Total current liabilities                                   97,364                        95,004

Long-term payable, less current portion                               1,861                         1,861
Note payable to FNA                                                     274                           274
Long-term debt, less current portion                                 17,593                        25,963
Capital lease obligations                                             5,582                         1,674
                                                                 ----------                       -------
      Total liabilities                                             122,674                       124,776

Stockholders' equity:
  Series F preferred stock,
     $1.00 par value                                                    200                           200
  Common stock, $.01 par value                                          213                           212
  Capital in excess of par value                                    139,785                       139,510
  Currency translation adjustment                                       (92)                          (94)
  Accumulated deficit                                               (75,938)                      (79,256)
                                                                 ----------                       -------
       Total stockholders' equity                                    64,168                        60,572
                                                                 ----------                       -------
                                                                 $  186,842                       185,348
                                                                 ==========                       =======

          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended
                                                                 -----------------------------------------
                                                                  March 31,                      March 31,
                                                                    1995                           1994
                                                                 ----------                      --------

Net sales                                                        $   68,176                       59,689

Cost of sales                                                        47,040                       41,137
                                                                 ----------                       ------

     Gross profit                                                    21,136                       18,552

Operating expenses:
 Selling, general, administrative,
 and research and development                                        17,048                       15,516
                                                                 ----------                       ------

     Operating income                                                 4,088                        3,036

Other income (expense):
 Interest income                                                          7                           23
 Interest expense                                                    (1,281)                      (1,301)
 Other income (expense)                                                 (25)                           9
                                                                 ----------                       ------

     Income before income taxes                                       2,789                        1,767

Income tax benefit (expense)                                            529                         (230)
                                                                 ----------                       ------

     Net income                                                  $    3,318                        1,537
                                                                 ==========                       ======

     Net income per common share                                 $      .13                          .07
                                                                 ==========                       ======

Weighted average number of shares of
 primary and fully dilutive common
 stock and common stock equivalents                                  25,872                       20,953
                                                                 ==========                       ======

          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Three Months Ended
                                                                 ---------------------------
                                                                   March 31,       March 31,
                                                                     1995            1994
                                                                 -----------       ---------
Net cash used in
   operating activities                                          $   (4,659)        (6,143)

Cash flows from investing activities:

Purchases of property, plant and
   equipment                                                         (9,297)        (5,517)
Proceeds from sale/leaseback of
   property, plant and equipment                                     11,768           ---
                                                                 ----------         ------

   Net cash provided by (used in)
      investing activities                                            2,471         (5,517)

Cash flows from financing activities:
   Principal payments under debt and
      capital lease obligations                                     ( 8,458)        (2,007)
   Proceeds from capital lease
      financing arrangement                                           4,000           ---
   Change in accounts payable to
      affiliates, net                                                 5,524          1,877
   Proceeds from short-term borrowings                               18,280          7,395
   Proceeds from short-term
      borrowings-Fresenius AG                                            70           ---
   Repayment of short-term borrowings                               (16,880)          ---
   Proceeds from issuance of common
     stock, net                                                         276             60
                                                                 ----------         ------
   Net cash provided by
      financing activities                                            2,812          7,325

Effect of exchange rates on cash                                          2            (32)
                                                                 ----------         ------

   Net increase (decrease) in cash
      and cash equivalents                                              626        ( 4,367)
Cash and cash equivalents at
   beginning of period                                                2,315          5,552
                                                                 ----------         ------
Cash and cash equivalents at
   end of period                                                 $    2,941          1,185
                                                                 ==========         ======

          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

(1)  Description of Business

     Fresenius USA, Inc. manufactures and distributes equipment and disposable products for the treatment of kidney failure by hemodialysis and by peritoneal dialysis. The Company is one of only two companies in the United States offering a full line of both hemodialysis and peritoneal dialysis machines and disposable products. These machines and products are used to cleanse a patient's blood of waste products and fluids normally eliminated by properly functioning kidneys.

(2)  Net Income Per Common Share

     Net income per common share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents (when dilutive) outstanding during each year. Stock options, common stock warrants, and the Series F preferred stock are considered to be common stock equivalents.

     The computation of fully diluted net income per share would also include the effect of converting other outstanding securities such as convertible debt, when the effect is dilutive, and the additional dilution related to stock options when the market price at the end of the period is higher than the average market price for the period. For the period presented, the effect of these items was either antidilutive or not materially different from the net income per common share presented in the financial statements.

(3)  Income Taxes

     At December 31, 1994, the Company had net operating loss carryforwards of approximately $50.0 million for federal income tax reporting purposes. The net operating losses expire in varying amounts beginning in 1998 through 2006. The ability of the Company to use carryforwards to offset taxes on its future income is also subject to certain annual cumulative limitations. The Company believes that it has sufficient net loss carryforwards to offset any 1995 net income for federal income tax reporting purposes.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

(4)  Inventories

     Inventories are stated at the lower of cost (determined by using first-in, first-out method) or market value, and consist of the following as of March 31, 1995 and December 31, 1994 (in thousands):

                                                                  March 31,      December 31,
                                                                    1995             1994
                                                                 ----------      ------------
     Raw Materials                                               $ 23,868           23,071
     Work in process                                                4,053            4,237
     Finished goods                                                31,534           27,464
                                                                 --------           ------
                                                                   59,455           54,772

     Reserves                                                      (1,784)          (2,068)
                                                                 --------           ------
         Inventories, net                                        $ 57,671           52,704
                                                                 ========           ======

(5)  Commitments and Contingencies

     In 1994, the Company began construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. The Company has expended approximately $19.2 million for this construction as of March 31, 1995 and expects to expend additional funds of approximately $7.0 million during the remaining quarters of 1995 to complete the facility. Substantially all of the remaining expenditures will be funded under the operating lease discussed below.

     On March 31, 1995 the Company entered into a sale leaseback arrangement with a bank which covers the sale by the Company of approximately $19.0 million of certain new equipment to the bank and the leaseback of the equipment under a four year operating lease. As of March 31, 1995, approximately $11.8 million of equipment had been funded under this arrangement and leased back by the Company.

     In March 1995, the Company replaced a $15.0 million line of credit supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG. This line of credit is secured by the Company's accounts receivable.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             MARCH 31, 1995 AND 1994

                                   (UNAUDITED)

(6)  Management Representation

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the year.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals has been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Form 10-K for the year ended December 31, 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

RESULTS OF OPERATIONS
Three Months ended March 31, 1995 Compared to Three Months Ended March 31, 1994

         Net Sales. Net sales were $68.2 million for the first quarter 1995, an increase of $8.5 million or 14.2% compared with net sales of $59.7 million for the first quarter 1994. The increase in net sales for the first quarter of 1995 compared with the same period in 1994 is a result of continued higher unit sales volumes for both hemodialysis and peritoneal dialysis products.

         Net sales of hemodialysis products were $47.3 million, an increase of $7.0 million or 17.3% compared to net sales for the first quarter of 1994.

         Net sales of peritoneal dialysis products were $19.3 million, an increase of $1.9 million or 10.9% compared to first quarter 1994 net sales.


         Gross Profit. Gross profit was $21.1 million for the first quarter 1995, an increase of $2.5 million or 13.4% compared with gross profit of $18.6 million for the first quarter 1994. Gross profit margin was 31.0% for both the first quarter 1995 and the first quarter 1994.

         Selling, General and Administrative Expense and Research and Development Expense. Selling, general and administrative expense and research and development expense were $17.0 million for the first quarter 1995, an increase of $1.5 million or 9.7% compared with the first quarter 1994. These expenses as a percentage of net sales were 25.0% for the first quarter 1995 compared to 26.0% for the first quarter of 1994.

         Interest Expense (Net). Interest expense (net) was $1.3 million for the first quarter 1995 substantially unchanged from the same period in 1994.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

         Income Tax Benefit (Expense). During the first quarter of 1995, the Company recognized a tax benefit of $849,000 related to the Company's net operating loss carryforward from previous years. Income tax expense for the first quarter 1995 excluding the benefit referred to above was $320,000, an increase of $90,000 compared to the first quarter of 1994.

         Net Income. Net income was $3.3 million for the first quarter 1995, an increase of $1.8 million or 115.9% compared to net income for the first quarter 1994. Net income for the first quarter 1995 included the tax benefit described above which resulted from recognition of a portion of the Company's deferred tax asset.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

                             MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations, working capital and capital expenditures through bank borrowings obtained with credit support from Fresenius AG, private placements of preferred stock and common stock to Fresenius AG and internally generated funds. Since 1990, the Company has realized $19.5 million in net proceeds from private placements of preferred and common stock to Fresenius AG, all of which was utilized to reduce outstanding obligations to Fresenius AG and affiliated companies.

     In March 1994, the Company began construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. The Company has expended approximately $19.2 million for this construction as of March 31, 1995 and expects to expend additional funds of approximately $7.0 million during the remaining quarters of 1995. Substantially all of the remaining expenditures will be funded under the operating lease described below.

         During June 1994, the Company completed an underwritten public offering of 3,450,000 shares of the Company's Common Stock, including 450,000 shares issued upon the exercise of the underwriter's over-allotment option. The net proceeds of approximately $16.3 million were used to repay indebtedness and short-term credit facilities. These lines of credit were utilized to fund the expansion of the Company's manufacturing facilities in Ogden, Utah.

     During March 1995, the Company replaced an existing $15.0 million line of credit with a commercial bank supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG, but secured by the Company's accounts receivable. On March 31, the Company also entered into an arrangement with a commercial bank, whereby the bank has committed to purchase $19.0 million of the Company's manufacturing equipment in Ogden, Utah, and lease the equipment back to the Company under a four year renewable operating lease. As of March 31, 1995, approximately $11.8 million of equipment had been acquired by the bank and leased back by the Company.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

                             MARCH 31, 1995 AND 1994
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

     The present source of liquidity for the Company is its cash balances, which totalled to $2.9 million as of March 31, 1995, and amounts available under various lines of credit and the operating lease described above. As of March
31, 1995, the Company had outstanding short term borrowings under lines of credit of $23.7 million with six commercial banks. These lines of credit provide for total credit availability of $47.0 million. Fresenius AG provided credit support for $27.0 million to enable the Company to obtain these lines of credit. In addition, at March 31, 1995, the Company had fully drawn the amount available under a $4.5 million short-term line of credit with Fresenius AG, the terms of which are similar to those of the lines of credit with the six commercial banks described above.

         The Company believes that its committed, and possible future bank or other commercial financing, combined with internally generated funds, will be sufficient to fund the Ogden, Utah plant expansion, the Company's other capital expenditures, working capital requirements and other obligations.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit

     11        Statement of Computation of Per Share Earnings

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     No current reports on Form 8-K were filed by the registrant during the period covered by this report.

                                Exhibit Index

Ex. 11  Computation of Net Income (Loss) per Common Share
Ex. 27  Financial Data Schedule