Form 10-Q
period 1995-06-30
FRESENIUS USA INC
filed 1995-08-15
CIK 320185

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1995
                              -------------------------------------------------

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  -----------------------

COMMISSION FILE NUMBER                         1-8350
                      ---------------------------------------------------------


                              FRESENIUS USA, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MASSACHUSETTS                                             04-2550576
----------------------------                                 ------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
    OF INCORPORATION OR                                      IDENTIFICATION NO.)
       ORGANIZATION)

                             2637 SHADELANDS DRIVE
                        WALNUT CREEK, CALIFORNIA  94598
-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (510) 295-0200
-------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES X NO
            ---  ---.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the most recent practicable date:

         21,392,515 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING AT AUGUST 7, 1995.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

   Assets                                                        June 30,      December 31,
   ------                                                          1995           1994
                                                                 --------      ------------
Current assets:
    Cash                                                         $  3,161           2,315
    Trade accounts receivable, net                                 47,789          42,671
    Inventories                                                    56,766          52,704
    Other current assets                                            4,249           1,893
                                                                 --------        --------
      Total current assets                                        111,965          99,583

Property, plant, and equipment, net                                48,280          45,956
Intangible assets                                                  38,196          39,498
Other assets                                                          291             311
                                                                 --------        --------
      Total assets                                               $198,732         185,348
                                                                 ========        ========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                                             $ 10,536          13,128
    Accounts payable to affiliates,net                             44,729          33,361
    Accrued expenses                                                9,024          12,214
    Short term borrowings                                          26,268          22,330
    Short term borrowings-Fresenius AG                              4,450           4,380
    Current portion long-term debt                                  8,369           8,356
    Current portion of capital lease obligations                    1,109           1,140
    Income taxes payable                                              280              95
                                                                 --------        --------
         Total current liabilities                                104,765          95,004


Long-term payable, less current portion                             1,861           1,861
Note payable to Fresenius North America                               274             274
Long-term debt, less current portion                               17,593          25,963
Capital lease obligations                                           6,357           1,674
                                                                 --------        --------
      Total liabilities                                           130,850         124,776

Stockholders' equity:
  Series F preferred stock,
     $1.00 par value                                                  200             200
  Common stock, $.01 par value                                        213             212
  Capital in excess of par value                                  140,007         139,510
  Currency translation adjustment                                     (74)            (94)
  Accumulated deficit                                             (72,464)        (79,256)
                                                                 --------        --------
       Total stockholders' equity                                  67,882          60,572
                                                                 --------        --------
                                                                 $198,732         185,348
                                                                 ========        ========

          See accompanying notes to consolidated financial statements.

                     FRESENIUS USA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended
                                                  --------------------------
                                                    June 30,        June 30,
                                                     1995             1994
                                                  -----------       --------
Net sales                                           $76,744          61,139

Cost of sales                                        53,788          41,917
                                                    -------         -------

     Gross profit                                    22,956          19,222

Operating expenses:
 Selling, general, administrative,
 and research and development                        18,776          16,175
                                                    -------         -------

     Operating income                                 4,180           3,047

Other income (expense):
 Interest income                                         57              42
 Interest expense                                    (1,212)         (1,361)
 Other income (expense)                                 (48)             18
                                                    -------         -------

     Income before income taxes                       2,977           1,746

Income tax benefit (expense)                            496            (227)
                                                    -------         -------

     Net income                                     $ 3,473           1,519
                                                    =======          ======

Net income per common and common
  equivalent share:

     Primary                                        $   .13             .07
                                                    =======         =======

     Fully diluted                                  $   .13             .07
                                                    =======         =======

Weighted average number of shares
  of common stock and common stock
  equivalents used to compute net
  income per common and common
  equivalent share:

      Primary                                        25,773          21,498
                                                    =======         =======

      Fully diluted                                  26,694          21,525
                                                    =======         =======

          See accompanying notes to consolidated financial statements.

                     FRESENIUS USA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Six Months Ended
                                                       --------------------------
                                                       June 30,          June 30,
                                                         1995              1994
                                                       --------          --------
Net sales                                              $144,920           120,828

Cost of sales                                           100,828            83,054
                                                       --------          --------

     Gross profit                                        44,092            37,774

Operating expenses:
  Selling, general, administrative,
  and research and development                           35,824            31,691
                                                       --------          --------
     Operating income                                     8,268             6,083

Other income (expense):
  Interest income                                            64                65
  Interest expense                                       (2,493)           (2,662)
  Other income (expense)                                    (72)               27
                                                       --------          --------

     Income before income taxes                           5,767             3,513

Income tax benefit (expense)                              1,024              (457)
                                                       --------          --------


     Net income                                        $  6,791             3,056
                                                       ========          ========

Net income per common and common
  equivalent share:

     Primary                                           $    .26               .14
                                                       ========          ========

     Full diluted                                      $    .26               .14
                                                       ========          ========

Weighted average number of shares
  of common stock and common stock
  equivalents used to compute net
  income per common and common
  equivalent share:

      Primary                                            25,712            21,156
                                                       ========          ========
      Fully diluted                                      26,658            21,175
                                                       ========          ========

          See accompanying notes to consolidated financial statements.

                     FRESENIUS USA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Six Months Ended
                                                       --------------------------
                                                       June 30,          June 30,
                                                         1995              1994
                                                       --------          --------
Net cash used in
   operating activities                                $ (6,119)          (4,122)

Cash flows from investing activities:
   Purchases of property, plant and
      equipment                                         (23,617)          (9,023)
                                                       --------          -------
   Net cash provided by (used in)
      investing activities                              (23,617)          (9,023)

Cash flows from financing activities:
   Principal payments under debt and
      capital lease obligations                          (8,705)          (8,403)
   Proceeds from sale/leaseback of
      property,plant and equipment                       18,393               --
   Proceeds from capital lease
      financing arrangement                               5,000               --
   Change in accounts payable to
      affiliates, net                                    11,368            1,355
   Proceeds from short-term borrowings                   33,818            9,395
   Proceeds from short-term
      borrowings-Fresenius AG                                70               --
   Repayment of short-term borrowings                   (29,880)          (9,680)
   Proceeds from issuance of common
      stock, net                                            498           16,286
                                                       --------          -------
   Net cash provided by
      financing activities                               30,562            8,953

Effect of exchange rates on cash                             20              (18)
                                                       --------          -------

   Net increase (decrease) in cash
      and cash equivalents                                  846           (4,210)
Cash and cash equivalents at
   beginning of period                                    2,315            5,552
                                                       --------          -------
Cash and cash equivalents at
   end of period                                       $  3,161            1,342
                                                       ========          =======

          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



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

     The computation of fully diluted net income per common share would also include the effect of converting other outstanding securities such as convertible debt, when the effect is dilutive, and the additional dilution related to stock options when the market price at the end of the period is higher than the average market price for the period. For the period presented, the effect of these items has been included in the determination of fully diluted net income per common share as they have resulted in dilution of more than three percent.


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

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


(4)  Inventories

     Inventories are stated at the lower of cost (determined by using first-in, first-out method) or market value, and consist of the following as of June 30, 1995 and December 31, 1994: (in thousands)

                                                   June 30,      December 31,
                                                     1995            1994
                                                   --------      ------------
     Raw Materials                                 $20,430          23,071
     Work in process                                 8,993           4,237
     Finished goods                                 29,120          27,464
                                                   -------         -------

                                                    58,543          54,772

     Reserves                                       (1,777)         (2,068)
                                                   -------         -------

         Inventories, net                          $56,766          52,704
                                                   =======         =======


(5)  Commitments and Contingencies

     In March 1994, the Company began construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. In June, 1995, the Company completed the construction of the addition to its manufacturing facility and commenced production of polysulfone dialyzers at its Ogden, Utah plant. During the period from March 1994 through June 30, 1995, the Company has expended approximately $31.5 million for this construction and the expansion of its solution and device manufacturing capability in Ogden, Utah.

     On March 31, 1995 the Company entered into a sale leaseback arrangement with a bank which covers the sale by the Company of approximately $19.0 million of certain new equipment to the bank and the leaseback of the equipment under a
four year operating lease.   As of June 30, 1995, approximately $18.4 million
of equipment had been funded under this arrangement and leased back by the Company.

     In March 1995, the Company replaced a $15.0 million line of credit supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG. This line of credit is secured by the Company's accounts receivable.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)



(6)  Management Representation

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the year.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1995 Compared to Three Months and Six Months Ended June 30, 1994


         NET SALES.   Net sales were $76.7 million for the second quarter 1995,
an increase of $15.6 million or 25.5% compared with net sales of $61.1 million for the second quarter 1994. Net sales for the first six months of 1995 were $144.9 million, an increase of $24.1 million or 19.9% compared with $120.8 million for the first six months of 1994. The increase in sales for the first six months of 1995 is the result of continued higher unit sales volumes for both hemodialysis and peritoneal dialysis products.

         Net sales of hemodialysis products for the second quarter 1995 were $52.0 million, an increase of $11.6 million or 28.8% compared to net sales for the second quarter of 1994.

         Net sales of peritoneal dialysis products for the second quarter 1995 were $22.8 million, an increase of $3.7 million or 19.4% compared to net sales for the second quarter 1994.


         GROSS PROFIT.   Gross profit was $23.0 million for the second quarter
1995, an increase of $3.8 million or 19.8% compared with gross profit of $19.2 million for the second quarter 1994. Gross profit margin decreased from 31.4%
for the second quarter 1994 to 29.9% for the second quarter 1995.   The
decrease in gross profit margin was primarily due to decreased production efficiencies as a result of commencing the Ogden, Utah manufacture of polysulfone dialyzers, and from the effects related to higher product cost as a result of the dollar weakness against the German Mark.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE AND RESEARCH AND DEVELOPMENT EXPENSE. Selling, general and administrative expense and research and development expense were $18.8 million for the second quarter 1995, an increase of $2.6 million or 16.1% compared with the second quarter 1994, and $35.8 million for the first six months in 1995, an increase of $4.1 million or
12.9% compared to the first six months in 1994.    These expenses as a
percentage of net sales were 24.5% for the second quarter 1995 compared to 26.5% for the second quarter of 1994, and 24.7% for the first six months of 1995 compared with 26.2% for the first six months of 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

         INTEREST EXPENSE (NET). Interest expense (net) was $1.2 million for the second quarter 1995 and $2.4 million for the six months ended June 30, 1995 compared to $1.3 million and $2.6 million for the same periods of 1994.


         INCOME TAX BENEFIT (EXPENSE).   During the second quarter of 1995, and
for the six months ended June 30, 1995, the Company recognized a tax benefit of $853,000, and $1.7 million, respectively, related to the Company's net
operating loss carryforward from previous years.   Income tax expense for the
second quarter 1995 excluding the benefit referred to above was $357,000, an increase of $130,000 compared to $227,000 for the second quarter of 1994. Income tax expense for the first six months ended June 30, 1995 was $678,000, an increase of $221,000 compared with $457,000 for the same period in 1994.


         NET INCOME.   Net income was $3.5 million for the second quarter 1995,
an increase of $2.0 million or 133.3% compared to net income of $1.5 million
for the second quarter 1994.   Net income for the first six months was $6.8
million, an increase of $3.7 million or 119.4% compared to net income of $3.1
million for the first six months of 1994.   Net income for the second quarter
1995 and for the first six months of 1995 included the above tax benefit which resulted from recognition of a portion of the Company's deferred tax asset.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


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

         In March 1994, the Company began construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. In June, 1995, the Company completed the construction of the addition to its manufacturing facility and commenced production of polysulfone dialyzers at its Ogden, Utah plant. During the period from March 1994 through June 30, 1995, the Company has expended approximately $31.5 million for this construction and the expansion of its solution and device manufacturing capability in Ogden, Utah.

         During June 1994, the Company completed an underwritten public offering of 3,450,000 shares of the Company's Common Stock, including 450,000 shares issued upon the exercise of the underwriter's over-allotment option.
The net proceeds of approximately $16.3 million were used to repay indebtedness and short-term credit facilities.

         During March 1995, the Company replaced an existing $15.0 million line of credit with a commercial bank supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG, but secured, by the Company's accounts receivable. On March 31, the Company also entered into an arrangement with a commercial bank, whereby the bank has committed to purchase $19.0 million of the Company's manufacturing equipment in Ogden, Utah, and lease the equipment back to the Company under a four year
renewable operating lease.   As of June 30, 1995, approximately $18.4 million of
equipment had been acquired by the bank and leased back by the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


         The present source of liquidity for the Company is its cash balances, which totalled $3.2 million as of June 30, 1995, and amounts available under various lines of credit. In March, the Company replaced a $15.0 million line of credit from a commercial bank supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG. As of June 30, 1995, the Company had outstanding short term borrowings under lines of credit of $26.3 million with six commercial banks. These lines of credit provide for total credit availability of $47.0 million. Fresenius AG provided credit support for $27.0 million to enable the Company to obtain these lines of credit. In addition, at June 30, 1995, the Company had fully drawn the amount available under a $4.5 million short-term line of credit with Fresenius AG, the terms of which are similar to those of the lines of credit with the six commercial banks described above.

         The Company believes that its committed, and possible future bank or other commercial financing, combined with internally generated funds, will be sufficient to fund the Ogden, Utah plant expansion, the Company's other capital expenditures, working capital requirements and other obligations.

                                    PART II


Item 4. Submissions of Matters to a Vote of Security Holders

(a)      Annual Meeting

         The Company held its annual meeting of shareholders on June 27, 1995.

(b)      Matters Voted Upon

         (1)  Election of Directors:

              Seven directors were elected, three of whom were elected by the holders of the Company's Common Stock voting separately as a class, and four of whom were elected by the holders of the Company's Series F Series Preferred Stock voting separately as a class.

              The results of the voting were as follows:

              Common Directors            For        Against     Abstaining
              ----------------         ----------    -------     ----------
              Mr. Robert Ehrlich       15,082,866    144,000     2,704,677
              Dr. James Marten         15,226,866                2,704,677
              Mr. Francis Baker        15,226,866                2,704,677


              Preferred Directors         For        Against     Abstaining
              -------------------      ----------    -------     ----------
              Dr. Gerd Krick             200,000
              Dr. Ulrich Wagner          200,000
              Mr. Mathias Klingler       200,000
              Dr. Ben Lipps              200,000


         (2) Amendment of the Company's 1993 Stock Option Plan for Non-Employee Directors:

              The shareholders approved the amendment of the Company's 1993 Stock Option Plan for Non-Employee Directors to permit non-employee directors to elect to receive the fees paid by the Company to the non-employee directors in the form of options for shares of the Company's Common Stock rather than in cash. The results of the voting were as follows:

                                       For          Against      Abstaining
                                    ----------     ---------     ----------
                                    16,514,951     1,416,591


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibit

         11               Statement of Computation of Per Share Earnings

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed by the registrant during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Fresenius USA, Inc.


August 11, 1995                           /s/ Heinz Schmidt
                                         -----------------------
                                          Vice President Finance
                                          (Principal Financial
                                          Officer)



                                          /s/ Robert E. Farrell
                                         -----------------------
                                          Vice President
                                          Administration and
                                          General Counsel

                                 EXHIBIT INDEX


Ex. 11          Statement of Computation of Per Share Earnings

Ex. 27          Financial Data Schedule