Form 10-Q
period 1995-09-30
FRESENIUS USA INC
filed 1995-11-14
CIK 320185

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         SEPTEMBER 30, 1995

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

COMMISSION FILE NUMBER                          1-8350
                      ---------------------------------------------------------

                               FRESENIUS USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       MASSACHUSETTS                                            04-2550576
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
    OF INCORPORATION OR                                     IDENTIFICATION NO.)
       ORGANIZATION)

                             2637 SHADELANDS DRIVE
                        WALNUT CREEK, CALIFORNIA  94598
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (510) 295-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES X NO   .
            ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the most recent practicable date:

         21,738,117 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING AT NOVEMBER 6, 1995.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

   Assets                                                      September 30,    December 31,
                                                                   1995             1994
                                                               -------------    ------------
Current assets:
    Cash                                                         $  3,161           2,315
    Trade accounts receivable, net                                 50,462          42,671
    Inventories                                                    52,721          52,704
    Other current assets                                            5,653           1,893
                                                                 --------         -------
      Total current assets                                        111,997          99,583

Property, plant, and equipment, net                                50,688          45,956
Intangible assets                                                  37,530          39,498
Other assets                                                        4,602             311
      Total assets                                               --------         -------
                                                                 $204,817         185,348
                                                                 ========         =======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                             $ 11,576          13,128
    Accounts payable to affiliates,net                             32,384          33,361
    Accrued expenses                                                8,815          12,214
    Short term borrowings                                          36,819          22,330
    Short term borrowings-Fresenius AG                              4,450           4,380
    Current portion long-term debt                                  8,369           8,356
    Current portion of capital
    lease obligations                                               1,068           1,140
    Income taxes payable                                              440              95
                                                                 --------         -------
         Total current liabilities                                103,921          95,004


Long-term payable, less current portion                             1,830           1,861
Note payable to Fresenius North America                               274             274
Long-term debt, less current portion                               17,593          25,963
Capital lease obligations                                           8,873           1,674
                                                                  -------         -------
      Total liabilities                                           132,491         124,776

Stockholders' equity:
  Series F preferred stock,
     $1.00 par value                                                  200             200
  Common stock, $.01 par value                                        214             212
  Capital in excess of par value                                  140,699         139,510
  Currency translation adjustment                                     (69)            (94)
  Accumulated deficit                                             (68,718)        (79,256)
                                                                 --------         -------
       Total stockholders' equity                                  72,326          60,572
                                                                 --------         -------
                                                                 $204,817         185,348
                                                                 ========         =======

          See accompanying notes to consolidated financial statements.

                     FRESENIUS USA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended
                                                   ------------------------------
                                                   September 30,    September 30,
                                                       1995             1994
                                                   -------------    -------------
Net sales                                             $78,933          65,370

Cost of sales                                          55,602          45,662
                                                      -------          ------

     Gross profit                                      23,331          19,708

Operating expenses:
 Selling, general, administrative,
 and research and development                          18,709          16,417
                                                      -------          ------

     Operating income                                   4,622           3,291

Other income (expense):
 Interest income                                           66              76
 Interest expense                                      (1,396)         (1,194)
 Other income (expense)                                   (29)            101
                                                      --------         ------

     Income before income taxes                         3,263           2,274

Income tax benefit (expense)                              484            (296)
                                                      --------         ------


     Net income                                       $ 3,747           1,978
                                                      =======          ======

Net income per common and common
 equivalent share:

     Primary                                          $   .14             .08
                                                      =======          ======

     Fully diluted                                    $   .14             .08
                                                      =======          ======

Weighted average number of shares
 of common stock and common stock
 equivalents used to compute net
 income per common and common
 equivalent share:

      Primary                                          26,930          24,243
                                                      =======          ======
      Fully diluted                                    27,215          24,745
                                                      =======          ======

          See accompanying notes to consolidated financial statements.

                     FRESENIUS USA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Nine Months Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                     1995             1994
                                                 -------------    -------------
Net sales                                           $223,853          186,198

Cost of sales                                        156,430          128,716
                                                    --------          -------

     Gross profit                                     67,423           57,482

Operating expenses:
 Selling, general, administrative,
 and research and development                         54,533           48,108
                                                    --------          -------

     Operating income                                 12,890            9,374

Other income (expense):
 Interest income                                         130              141
 Interest expense                                     (3,889)          (3,856)
 Other income (expense)                                 (101)             128
                                                    --------          -------

     Income before income taxes                        9,030            5,787

Income tax benefit (expense)                           1,508           (  753)
                                                    --------          -------


     Net income                                     $ 10,538            5,034
                                                    ========          =======

Net income per common and common
 equivalent share:

     Primary                                        $    .40              .23
                                                    ========          =======

     Fully diluted                                  $    .39              .22
                                                    ========          =======

Weighted average number of shares
 of common stock and common stock
 equivalents used to compute net
 income per common and common
 equivalent share:

     Primary                                          26,271           21,937
                                                    ========          =======
     Fully diluted                                    27,148           22,678
                                                    ========          =======

          See accompanying notes to consolidated financial statements.

                     FRESENIUS USA, INC.  AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                       Nine Months Ended
                                                 ------------------------------
                                                 September 30,    September 30,
                                                     1995             1994
                                                 -------------    -------------
Net cash used in
   operating activities                             $ (3,154)         (3,262)

Cash flows from investing activities:
   Purchases of property, plant and
      equipment                                      (28,537)        (13,753)
                                                    --------         -------
   Net cash provided by (used in)
      investing activities                           (28,537)        (13,753)

Cash flows from financing activities:
   Principal payments under debt and
      capital lease obligations                      (10,042)         (9,065)
   Proceeds from sale/leaseback of
      property,plant and equipment                    19,000            --
   Proceeds from capital lease
      financing arrangement                            8,782            --
   Change in accounts payable to
      affiliates, net                                   (977)          3,013
   Proceeds from short-term borrowings                44,369          12,895
   Proceeds from short-term
      borrowings-Fresenius AG                             70             221
   Repayment of short-term borrowings                (29,880)         (9,680)
   Proceeds from issuance of common
      stock, net                                       1,191          16,720
                                                    --------         -------
   Net cash provided by
      financing activities                            32,513          14,104

Effect of exchange rates on cash                          24              10
                                                    --------         -------

   Net increase (decrease) in cash
      and cash equivalents                               846          (2,901)
Cash and cash equivalents at
   beginning of period                                 2,315           5,552
                                                    --------         -------
Cash and cash equivalents at
   end of period                                    $  3,161           2,651
                                                    ========         =======

          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


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

     The computation of fully diluted net income per common share would also include the effect of converting other outstanding securities when the effect is dilutive, and the additional dilution related to stock options when the market price at the end of the period is higher than the average market price for the period. For the period presented, the effect of these items has been included in the determination of fully diluted net income per common share as they have resulted in dilution of more than three percent.


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

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


(4)  Inventories

     Inventories are stated at the lower of cost (determined by using first-in, first-out method) or market value, and consist of the following as of September 30, 1995 and December 31, 1994:(in thousands)

                                     September 30,      December 31,
                                         1995              1994
                                     -------------      ------------
     Raw Materials                      $24,038            23,071
     Work in process                      7,919             4,237
     Finished goods                      22,401            27,464
                                        -------            ------

                                         54,358            54,772

     Reserves                            (1,637)           (2,068)
                                        -------            ------

         Inventories, net               $52,721            52,704
                                        =======            ======


(5)  Commitments and Contingencies

     In March 1994, the Company began construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. In June, 1995, the Company completed the construction of the addition to its manufacturing facility and commenced validation and production of polysulfone dialyzers at its Ogden, Utah plant. During the period from March 1994 through September 30, 1995, the Company has expended approximately $40.9 million for this construction and the expansion of its solution and device manufacturing capability in Ogden, Utah.

     On March 31, 1995, the Company entered into a sale leaseback arrangement with a bank which covers the sale by the Company of approximately $19.0 million of certain new equipment to the bank and the leaseback of the equipment under a
four year renewable lease.   As of September 30, 1995, approximately $19.0
million of equipment had been funded under this arrangement and leased back by the Company. The Company and the same bank are currently in discussions to provide for additional funding for equipment of approximately $8.0 million under similar sale leaseback arrangments.

     In March 1995, the Company replaced a $15.0 million line of credit supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG. This line of credit is secured by the Company's accounts receivable.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


(6)  Management Representation

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the year.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Form 10-K for the year ended December 31, 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1995 Compared to Three Months and Nine Months Ended September 30, 1994


     Net Sales.   Net sales were $78.9 million for the third quarter 1995, an increase of $13.5 million or 20.7% compared with net sales of $65.4 million for the third quarter 1994. Net sales for the first nine months of 1995 were $223.9 million, an increase of $37.7 million or 20.2% compared with $186.2 million for the first nine months of 1994. The increase in sales for the first nine months of 1995 is the result of continued higher unit sales volumes for both hemodialysis and peritoneal dialysis products.


     Gross Profit.   Gross profit was $23.3 million for the third quarter 1995, an increase of $3.6 million or 18.4% compared with gross profit of $19.7 million for the third quarter 1994. Gross profit margin decreased from 30.1% for the
third quarter 1994 to 29.6% for the third quarter 1995.   The decrease in gross
profit margin was primarily due to decreased production efficiencies as a result of commencing the Ogden, Utah manufacture of polysulfone dialyzers.


     Selling, General and Administrative Expense and Research and Development
Expense.   Selling, general and administrative expense and research and development expense were $18.7 million for the third quarter 1995, an increase of $2.3 million or 14.0% compared with the third quarter 1994, and $54.5 million for the first nine months in 1995, an increase of $6.4 million or 13.4% compared to the first nine months in 1994. These expenses as a percentage of net sales were 23.7% for the third quarter 1995 compared to 25.1% for the third quarter of 1994, and 24.4% for the first nine months of 1995 compared with 25.8% for the first nine months of 1994.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

     Interest Expense (Net). Interest expense (net) was $1.3 million for the third quarter 1995 and $3.8 million for the nine months ended September 30, 1995 compared to $1.1 million and $3.7 million for the same periods of 1994.


     Income Tax Benefit (Expense).   Income tax benefit in the third quarter of
1995 was $484,000 compared to income tax expense of $296,000 for the same period
in 1994.    Income tax benefit for the nine months ended September 30, 1995 was
$1.5 million compared to income tax expense of $753,000 for the same period in 1994. During the third quarter of 1995, and for the nine months ended September 30, 1995, the Company recognized a tax benefit of $875,000, and $2.6 million, respectively, related to the Company's net operating loss carryforward from previous years.


     Net Income.   Net income was $3.7 million for the third quarter 1995, an increase of $1.7 million or 85.0% compared to net income of $2.0 million for the third quarter 1994. Net income for the first nine months was $10.5 million, an increase of $5.5 million or 109.3% compared to net income of $5.0 million for
the first nine months of 1994.   Net income for the third quarter 1995 and for
the first nine months of 1995 included the above tax benefit which resulted from recognition of a portion of the Company's deferred tax asset.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


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

     In March 1994, the Company began construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. In June, 1995, the Company completed the construction of the addition to its manufacturing facility and commenced validation and production of polysulfone dialyzers at its Ogden, Utah plant. During the period from March 1994 through September 30, 1995, the Company has expended approximately $40.9 million for this construction and the expansion of its solution and device manufacturing capability in Ogden, Utah.

     During March 1995, the Company replaced an existing $15.0 million line of credit with a commercial bank supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG, but secured by the Company's accounts receivable. On March 31, the Company also entered into an arrangement with a commercial bank, whereby the bank has committed to purchase $19.0 million of the Company's manufacturing equipment in Ogden, Utah, and lease the equipment back to the Company under a four year
renewable lease.   As of September 30, 1995, approximately $19.0 million of
equipment had been acquired by the bank and leased back by the Company. The Company and the same bank are currently in discussions to provide for additional funding for equipment of approximately $8.0 million under similar sale leaseback arrangements

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


     The present source of liquidity for the Company is its cash balances, which totalled $3.2 million as of September 30, 1995, and amounts available under various lines of credit. As of September 30, 1995, the Company had outstanding short term borrowings under lines of credit of $36.8 million with six commercial banks. These lines of credit provide for total credit availability of $47.0 million. Fresenius AG provided credit support for $27.0 million to enable the Company to obtain these lines of credit. In addition, at September 30, 1995, the Company had fully drawn the amount available under a $4.5 million short-term line of credit with Fresenius AG, the terms of which are similar to those of the lines of credit with the six commercial banks described above.


     The Company believes that its committed, and possible future commercial financing, combined with internally generated funds, will be sufficient to fund the Ogden, Utah plant expansion, the Company's other capital expenditures, working capital requirements and other obligations.

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



                                        Fresenius USA, Inc.


November 13, 1995                       /s/ Heinz Schmidt
                                        -----------------------
                                        Vice President Finance
                                        (Principal Financial
                                        Officer)




                                        /s/ Robert E. Farrell
                                        -----------------------
                                        Vice President
                                        Administration and
                                        General Counsel

EXHIBIT           EXHIBIT DESCRIPTION
  NO.

Ex-11           Statement of Computation of Per
                Share Earnings

Ex-27           Financial Data Schedule