Form 10-K405
period 1995-12-31
FRESENIUS USA INC
filed 1996-04-01
CIK 320185

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM _________ TO ________

                          COMMISSION FILE NUMBER 1-8350

                               FRESENIUS USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MASSACHUSETTS                                04-2550576
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

2637 SHADELANDS DRIVE, WALNUT CREEK, CALIFORNIA                          94598
  (Address of Principal Executive Offices)                            (Zip Code)

        Registrant's telephone number, including area code: 510-295-0200

           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class               Name of each exchange on which registered
         -------------------               -----------------------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE             AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock of the registrant held by nonaffiliates of the registrant was approximately $158 million at March 25, 1996. For purposes of the foregoing sentence, the term "affiliate" includes each director and executive officer of the registrant.

     21,536,172 shares of Common Stock were outstanding at March 25, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTORY NOTE

         Unless the context requires otherwise, all references in this Annual Report to Fresenius USA, Inc. or the "Company" are to the combined operations of Fresenius USA, Inc. and its subsidiaries. On December 31, 1991, the Company acquired substantially all of the assets of a subsidiary of Fresenius Aktiengesellschaft, a German corporation ("Fresenius AG"). Because of the accounting treatment accorded this acquisition, the historical financial statements of the Company presented in this Report reflect the results of the Company as if the acquisition had occurred in 1987. See "Overview."

         Optum(R), Delflex(R), Inpersol(R) and PD-Plus(R) are registered trademarks of the Company. Safe-Lock(R) is a registered trademark of Fresenius AG. Calcijex(R) is a registered trademark of Abbott Laboratories ("Abbott"). Critikon(R) is a registered trademark of Johnson & Johnson.

RECENT DEVELOPMENT

         On February 4, 1996, W.R. Grace & Co. ("Grace") and Fresenius AG entered into a definitive agreement to combine Grace's National Medical Care, Inc. ("NMC") with Fresenius AG's worldwide dialysis business, including the Company, to create a fully integrated dialysis company. Such combination is referred to in this Report as the "Reorganization." Pursuant to this agreement, Fresenius AG has agreed with Grace that the Company would become a wholly-owned subsidiary of the new company, to be called Fresenius Medical Care and organized as an aktiengesellschaft under the laws of Germany, and that, when the economic terms on which the Company's shareholders, other than Fresenius AG and its affiliates, will participate in this transaction, have been established, Fresenius AG will vote its shares in the Company in favor of the transaction. An Independent Committee of the Board of Directors of the Company has been established, consisting of Messrs. Ehrlich (Chairman) and Baker and Dr. Marten, to negotiate these terms with Fresenius AG. This Committee has retained Salomon Brothers and Ropes & Gray to advise the Committee as investment bankers and counsel, respectively.

OVERVIEW

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

         The Company comprises the combined operations of two businesses which, since October 1987, have been owned or effectively controlled by Fresenius AG and the assets of which were formally combined on December 31, 1991. One was the Company itself which, immediately prior to this combination, operated under the name Delmed, Inc. ("Delmed") and manufactured peritoneal dialysis systems for sale to a single, exclusive distributor. The other was Fresenius U.S.A., Inc., a California corporation ("Old FUSA") and a wholly-owned subsidiary of Fresenius AG, which engaged in the manufacture and sale of hemodialysis machines and related equipment and supplies.

         In October 1987, Fresenius AG acquired effective control of Delmed by purchasing Delmed's Series F Series Preferred Stock (the "Series F Preferred Stock") and certain other securities of Delmed, such that Fresenius AG then beneficially owned approximately 49% of Delmed's outstanding Common Stock. Following this acquisition, Delmed continued to operate independently of Old FUSA, with NMC as its exclusive distributor. The exclusive distribution arrangement between Delmed and NMC expired in March 1990 and, in April 1990, Old FUSA began to act as the exclusive distributor of Delmed's peritoneal dialysis products. During 1990 and 1991, Old FUSA made significant expenditures to establish a sales and distribution network for Delmed's peritoneal dialysis products.

         On December 30, 1991, Delmed changed its name to "Fresenius USA, Inc." and effected a one-for-ten reverse split of its common stock. Effective December 31, 1991, Delmed acquired substantially all of Old FUSA's assets, which included the exclusive North American distribution rights for certain Fresenius AG products and the distribution network for Delmed's peritoneal dialysis products established by Old FUSA, subject to substantially all of Old FUSA's liabilities. These transactions increased Fresenius AG's beneficial ownership of the common stock of the Company to approximately 80%. This combination of Delmed and Old FUSA was accounted for as a transaction between entities under common control using historical amounts in a manner similar to a pooling of interests.

         On February 24, 1993, the Company acquired the renal dialysis business (other than the Calcijex product line and certain other excluded assets) of Abbott in the United States, Australia and New Zealand (the "Abbott Acquisition"). The Abbott Acquisition was treated as a purchase for accounting purposes. Among other things, this acquisition gave the Company rights in and access to Abbott's patents, trademarks, know-how, manufacturing technology and other intangible rights and property used by Abbott in this business. Abbott also agreed to manufacture certain peritoneal dialysis products for the Company for five years, after which time the Company intends to manufacture these products itself. With this acquisition, the Company obtained rights to peritoneal dialysis products which are interchangeable with those of its primary competitor, thereby enhancing the breadth and marketability of the Company's peritoneal dialysis product line and giving the Company a larger base of potential peritoneal dialysis patients. See Note 23 of Notes to Consolidated Financial Statements.

         During the second quarter of 1995, the Company began producing polysulfone dialyzers at its expanded Ogden, Utah manufacturing facility. Although the Company continued to purchase dialyzers from Fresenius AG during 1995, it is currently producing most of the polysulfone dialyzers that it had, in the past, purchased from Fresenius AG.

         The products supplied by the Company to the hemodialysis and peritoneal dialysis market include: hemodialysis and peritoneal dialysis machines and related equipment, dialyzers, peritoneal dialysis solutions in flexible plastic bags, hemodialysis concentrate solutions, granulate mixes and disposable tubing assemblies. The Company's large installed base of hemodialysis machines, as well as the significant number of patients using the Company's peritoneal dialysis products, provides the Company with the opportunity to generate additional, recurring revenues through the sale of its disposable products, including dialyzers, solutions and disposable tubing assemblies.

ESRD AND THE DIALYSIS MARKET

Overview

         The human kidney normally removes waste products and excess water from the blood, preventing toxin build up, eventual poisoning of the body and water overload. End-stage renal disease ("ESRD"), or chronic renal (kidney) failure, is a slow, progressive loss of kidney function resulting from inherited disorders or prolonged medical conditions. Unlike acute renal failure, which stems from bleeding, injury, burns, poisoning, acute infection, blockage or other causes which are generally temporary and permit the kidneys to return to normal after the failure has been treated, ESRD cannot be reversed, and all those affected eventually require artificial dialysis or kidney transplantation.

         There are presently only three methods for the treatment of ESRD: hemodialysis, peritoneal dialysis and kidney transplants. Transplants, while a viable form of treatment for some patients, are limited by the scarcity of compatible kidneys. Therefore most patients suffering from ESRD must rely on artificial renal therapy in the form of either hemodialysis or peritoneal dialysis.

         The Company believes that, between 1984 and 1994 the total number of persons in the United States suffering from ESRD grew at a compound annual rate of approximately 9.1%, and that the number of patients on hemodialysis and peritoneal dialysis grew, during this same period, at approximately 8.8% and 10.7% annually, respectively. The Company believes that, at December 31, 1994, approximately 155,518 and 31,304 persons in the United States were receiving hemodialysis and peritoneal dialysis treatments, respectively. The Company believes that, over the next five to ten years, the number of patients suffering from ESRD will continue to grow at approximately the same rate, and that the number of patients treated using peritoneal dialysis will continue to grow more quickly than the number of patients using hemodialysis because of cost and quality of life considerations.

Hemodialysis

         Hemodialysis is the process by which waste products and excess fluid are removed from the blood extracorporeally, or outside of the body.

         In hemodialysis, the blood flows outside the body by means of plastic tubes known as bloodlines through a specially designed filter -- a dialyzer -- which separates waste products from the blood by diffusion and osmosis or ultrafiltration. In the dialyzer, which functions as an artificial kidney, the patient's blood flows past a semipermeable membrane, which is in turn surrounded by dialysate solution, the cleansing liquid. By diffusion, toxic substances pass through the semi-permeable membrane. Through ultrafiltration, excess water and dissolved electrolytes also pass from the blood through the membrane into the dialysis solution. The dialysis solution carries away the waste products and excess water and the cleansed blood is returned to the patient. The movement of the blood and dialysis fluid is controlled by a hemodialysis machine, which pumps blood, adds anti-coagulants, regulates the purification process and controls the mixing of dialysis solution and the rate of its flow through the system. This machine also monitors and records patient vital signs.

         Hemodialysis treatments are generally administered to a patient three times per week and can last from two and one-half to four hours. A hemodialysis patient must follow a restricted diet and take a variety of medications and vitamin supplements. Complications suffered by patients being treated by hemodialysis include anemia, malnutrition, fluid imbalance and calcium deficiency. In addition, because of the buildup of toxins in the blood and fluid on days when no treatment occurs, a patient tends to feel worse on these days. However, hemodialysis is the only form of treatment (other than transplantation) currently available to patients who have very low residual or nonexistent renal function and are inadequately dialyzed using peritoneal dialysis, as well as for those who have difficulty making the connections and disconnections of tubes and catheters required with self-administered peritoneal dialysis.

Peritoneal Dialysis

         Peritoneal dialysis removes waste products from the blood by use of the peritoneum, the membrane lining covering the internal organs located in the abdominal area. Most peritoneal dialysis treatments are self-administered by patients in their own homes and workplaces by a technique known as continuous ambulatory peritoneal dialysis ("CAPD") or by a treatment introduced by the Company in 1980 known as continuous cycling peritoneal dialysis ("CCPD").

         In peritoneal dialysis, the patient has a catheter surgically implanted to provide access to the peritoneal cavity. Using this catheter, a sterile dialyzing solution is introduced into the peritoneal cavity and the peritoneum operates as the dialyzing membrane.

         A typical CAPD peritoneal dialysis program involves the daily introduction and disposal of approximately eight liters of solution, two liters at a time. A patient using CAPD drains, by use of gravity, the dialyzing solution then contained in his or her peritoneum into a disposable drainage set at several points during a day. A new solution bag is connected to the drainage set and the new solution is filled into the peritoneum by gravity. The patient then manually disconnects from the drainage tubing, caps the catheter and discards the waste solution and drainage set.

         With CCPD the patient connects the implanted catheter to a disposable "cycler" tubing set that is attached to a prescribed amount of sterile dialysate solution. A machine is used to "cycle" solution to and from the patient's peritoneum during sleep.

         In both CAPD and CCPD, the patient undergoes dialysis daily, and typically does not experience the build-up of toxins and fluids experienced by hemodialysis patients on the days they are not treated. In addition, because the patient is not required to make frequent visits to a hemodialysis clinic, and because the solution exchanges can be accomplished at more convenient times, a patient on peritoneal dialysis suffers much less disruption to his or her life than does a patient on hemodialysis. Peritoneal dialysis patients also face less severe dietary and fluid intake restrictions than hemodialysis patients.

         Historically, two aspects of peritoneal dialysis have limited its use as a long-term therapy. First, certain patients could not effect sterile connections of the peritoneal dialysis tubing to the catheter, leading to excessive episodes of peritonitis, a bacterial infection which can result in serious adverse health consequences. Second, earlier forms of treatment by peritoneal dialysis were not as effective as hemodialysis so that patients using peritoneal dialysis needed some residual renal function (which deteriorates over time) or the amount of therapy had to be increased. Recently, the Company has introduced products which, the Company believes, may increase the use of peritoneal dialysis as a long term treatment of ESRD. The Company believes that its Safe-Lock connector, the Optum device, the Freedom Cycler PD+, and PD Plus therapy all have the potential to increase the amount of time that a patient will be able to benefit from peritoneal dialysis treatment. It is likely, however, that the patients will require hemodialysis treatments at some period during the term of their disease.

BUSINESS STRATEGY

         The Company's business strategy is to continue to strengthen its market position by: (i) offering the most complete hemodialysis and peritoneal dialysis product line in the ESRD market; (ii) capitalizing on the expected gradual shift in the United States of the preferred treatment modality from hemodialysis to peritoneal dialysis, which provides the Company with a greater source of recurring revenues per patient; (iii) expanding the Company's manufacturing capability for its major product lines; (iv) continuing innovation in its dialysis product line; and (v) introducing new products, particularly in the blood processing and purification field, which build on technologies used by the Company.

         The Company is one of only two companies in the United States offering a full line of both hemodialysis and peritoneal dialysis products, including hemodialysis and peritoneal dialysis machines and related equipment, dialyzers, peritoneal dialysis solutions in flexible plastic bags, hemodialysis concentrate solutions and granulate mixes and disposable tubing assemblies. The Company believes that the breadth of its product line is a competitive advantage. The Company has used contacts it developed in the hemodialysis products field to introduce physicians and clinics to the Company's peritoneal dialysis products, thereby expanding the growth opportunities for its peritoneal dialysis products. Beginning in 1990, the Company established a national sales and distribution network for all of its peritoneal dialysis products, and in 1993 the Company consummated the Abbott Acquisition. During 1994, the Company introduced PD-Plus, a new form of CCPD treatment which the Company believes offers significantly improved peritoneal dialysis therapy at a competitive cost. The Company intends to expand sales of its Safe-Lock peritoneal dialysis products in Mexico and Canada.

         During 1995, the Company completed the expansion of its manufacturing capacity at its plant in Ogden, Utah and began producing polysulfone dialyzers. Although the Company continued to purchase polysulfone dialyzers from Fresenius AG during 1995, and expects to continue to purchase certain types of dialyzers from Fresenius AG in the future, the Company believes that polysulfone dialyzer production at the Ogden facility is now fully operational. The Company intends to further expand manufacturing capacity in Ogden to include the production of certain additional peritoneal dialysis products (currently manufactured for the Company by Abbott) and the plastic film used in the manufacture of the Company's peritoneal dialysis solution plastic bags (currently imported from the Netherlands). This expansion will enable the Company to integrate its manufacturing processes vertically and thereby become less dependent on other manufacturers, and, in the case of the polysulfone dialyzers and the plastic film, significantly reduce the pricing, allocation and currency risks to which the Company is currently subject.

         The Company is seeking to expand into medical product markets other than dialysis that will use the Company's expertise and manufacturing capabilities. The Company plans to focus this expansion on markets relating to blood processing and purification equipment and supplies. Such expansion is most likely to be accomplished by distributing or licensing products developed by Fresenius AG, although the Company may, in the future, consider the acquisition or licensing of product lines or businesses from unaffiliated third parties. In 1994, the Company signed a distribution agreement with Fresenius AG to distribute blood cell separators and related products for blood processing.

THE COMPANY'S PRODUCTS

Overview

         The Company's products include machines and related disposables for hemodialysis and peritoneal dialysis treatment of ESRD. The Company's product catalogs contain over 2,500 different items, and the Company believes that it offers the most complete ESRD product line in the United States. The following table shows, for each of the past three years, total revenues related to hemodialysis products and peritoneal dialysis products, as well as all other products:

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                     1993                    1994                    1995
                                     ----                    ----                    ----
                               TOTAL     PERCENT       TOTAL     PERCENT       TOTAL     PERCENT
                             REVENUES    OF TOTAL    REVENUES    OF TOTAL     REVENUES   OF TOTAL
                             --------    --------    --------    --------     --------   --------
Hemodialysis                 $134,117       65%      $170,579       67%      $206,875       68%
Peritoneal Dialysis (1)        65,073       32         77,331       30         89,561       29
Other Products                  6,770        3          6,434        3          8,528        3
                             --------      ---       --------      ---       --------      ---
     Total                   $205,960      100%      $254,344      100%      $304,964      100%
                             ========      ===       ========      ===       ========      ===

- ------------------

(1) On February 24, 1993, the Company consummated the Abbott Acquisition and this business is included in the above figures only on and after this date. If the Abbott Acquisition had occurred on January 1, 1993, the Company's pro forma total revenues from peritoneal dialysis in 1993 would have been $69.8 million.

Hemodialysis Products

         The Company offers a complete package of products for hemodialysis, consisting of: four different hemodialysis machines; 12 different dialyzers, including high, medium and low flux dialyzers; bloodlines; dialysate solutions and concentrates; needles, connectors and other similar supplies; and machines and supplies for the reuse of dialyzers.

         The Company assembles, tests and calibrates hemodialysis machines and sells these machines in the United States, Canada and Mexico. Components for these machines are purchased from Fresenius AG and other vendors. The hemodialysis machines sold by the Company have a modular design, and may include a blood pressure module, single-needle module, a special arterial and venous level control module and a heparin pump module. The Company also offers a computer interface module, which performs on-line data collection during dialysis, entry of nursing records at the bedside and prescribed therapy monitoring. This modular design allows the Company's machines to be upgraded by substituting modules instead of replacing an entire machine. This modular design also permits the Company to offer dialysis clinics a broad range of options when machines are acquired. The Company's hemodialysis machines are capable of operating with dialyzers manufactured by all manufacturers, and are compatible with a wide variety of bloodlines and dialysate solutions.

         All dialyzers produced by the Company use hollow fiber polysulfone membranes (a synthetic material), which the Company believes have superior performance characteristics compared to other materials used in dialyzers because polysulfone dialyzers are highly biocompatible and have excellent clearing capacities for uremic toxins. The

Company's polysulfone dialyzer line consists of a complete range of permeability (high, medium and low flux) to allow tailoring of the dialysis therapy to the individual patient. While most of the Company's polysulfone dialyzers are manufactured at its facility in Ogden, Utah pursuant to a license granted by Fresenius AG, the Company plans to continue to purchase certain dialyzers from Fresenius AG. See "Certain Relationships and Related Transactions."

         The Company distributes disposable bloodlines which carry a hemodialysis patient's blood to the hemodialysis machine and dialyzer and then back to the patient. These bloodlines are manufactured abroad for the Company by a third party.

         The Company produces both liquid and dry dialysate concentrate. Liquid dialysate concentrate is mixed with purified water by the hemodialysis machine to produce dialysate solution, which is used in hemodialysis treatment to remove the waste products and excess water from the patient's blood. Dry concentrate is less labor intensive to use, requires less storage space and is less prone to bacterial growth than liquid bicarbonate solutions.

         The Company also sells dialyzer reuse and rinse machines manufactured by the Company for Seratronics, Inc. ("Seratronics"). These machines cleanse dialyzers after dialysis, permitting multiple usage for the same patient before disposal of the dialyzer. The Seratronics machines facilitate the reuse of disposable dialyzers and, therefore, permit hemodialysis providers to reduce operating costs. The reuse business of Seratronics is managed by the Company. See "Certain Relationships and Related Transactions."

Peritoneal Dialysis Products

         The Company offers a full product line for peritoneal dialysis patients. The Company's peritoneal dialysis products include peritoneal dialysis cycling machines for CCPD and disposable products for both CAPD and CCPD, such as tubing, sterile solutions and sterile kits to prepare patients for dialysis. The Company offers four different CCPD machines and over 90 disposable products for CCPD and CAPD.

         The Company believes that its Delflex solution products with Safe-Lock connectors offer significant advantages for CAPD and CCPD home patients including ease of use and greater protection against touch contamination than other peritoneal dialysis systems.

         To use Safe-Lock products, the surgically-implanted catheter is fitted with one part of the Safe-Lock connector and the peritoneal dialysis solution bag and tubing are fitted with the other part of the Safe-Lock connector. Patients using the Safe-Lock connector may not easily use products produced by the Company's competitors, and to market its Safe-Lock peritoneal dialysis products to patients fitted with other connectors the Company supplies an adapter. The Inpersol line of peritoneal dialysis products acquired from Abbott is interchangeable and competitive with the peritoneal dialysis products offered by the Company's major competitor in this field. The addition of the Inpersol product line to the Company's other products therefore enables the Company to expand the potential customer base for which it competes, because the Company now supplies peritoneal dialysis products usable by all peritoneal dialysis patients in the United States.

         Although CAPD is the predominant form of peritoneal dialysis therapy in the United States, the Company believes that CCPD therapy offers patients psychological benefits over CAPD therapy. In a typical CAPD program, a patient undergoes four two-liter exchanges of peritoneal dialysis solution over a twenty-four hour period, with treatment occurring seven days per week. While CAPD must be performed by the patient when he or she is awake, the Company's CCPD system cycles the solution throughout the night while the patient is sleeping. The patient thus has complete daytime freedom, wearing only the surgically-implanted catheter and capping device. In addition, the Company believes that due to less frequent handling of the catheter, CCPD reduces the risk of peritonitis.

         The Company has been an innovator in peritoneal dialysis therapy since 1980 when it introduced the first CCPD machine. The Company's peritoneal dialysis cycling equipment incorporates microprocessor technology that can be easily programmed by the patient or hospital or clinic staff to perform specific, prescribed therapy for a given patient. These machines allow the physician to prescribe any of a number of current therapy procedures including CCPD, Intermittent Peritoneal Dialysis and Tidal Peritoneal Dialysis, since all components are monitored and programmable.

         During 1994, the Company introduced a new variant on CCPD therapy called PD-Plus. Normally, a CCPD patient undergoes five or six two-liter solution exchanges at night, and carries no solution during the day. PD-Plus therapy provides a more tailored therapy using a simpler night-time cycler, and where necessary, one exchange during the day (typically in the late afternoon or early evening, after the patient has returned home). Compared with typical CCPD therapy, the Company believes that PD-Plus therapy will be less costly and easier to administer. Compared with CAPD therapy, the Company believes that PD-Plus therapy will improve toxin removal by 43%, with a small percentage increase in cost, and will therefore be attractive to patients and physicians alike. By increasing the effectiveness of peritoneal dialysis treatments at an acceptable increase in cost, PD-Plus therapy may also effectively prolong the time period during which a patient will be able to remain on peritoneal dialysis.

Other Products

         The Company sells blood cell separation products designed for the therapeutic removal of diseased blood components as well as collection of donor blood components for transfusion. The key product in this line is the Fresenius AS 104 Cell Separator, which is purchased from Fresenius AG pursuant to a distribution and manufacturing agreement entered into in December 1994. See "Certain Relationships and Related Transactions - Products from Fresenius AG." The Company believes this product offers significant benefits over competing products with respect to ease and speed of setup, automated operation, protective systems and reduced extracorporeal volumes. The Company also sells the associated disposable sets required for each use of the cell separator.

         In 1992, the Company acquired from a subsidiary of Johnson & Johnson the Critikon infusion pump business. The acquired products include the pump, disposable tubing and related supplies for infusion of intravenous solutions. Sales of these products were not material in 1995.

MARKETING, DISTRIBUTION AND SERVICE

         The Company maintains a national direct sales force of trained salespersons, organized on a regional basis and engaged in the sale of both hemodialysis and peritoneal dialysis products. Each member of the Company's sales force has extensive sales experience. This sales force engages in direct promotional efforts, including visits to physicians, clinical specialists, hospitals, clinics and dialysis centers, and represents the Company at industry trade shows. The Company also maintains a clinical support group composed primarily of registered nurses to train and assist its customers and facilitate the introduction of new products. Technical support is also available to customers on a 24-hour basis through a toll-free telephone number. The Company's service department provides technical support, spare parts and field service on a nationwide basis.

         All of the Company's machines are shipped from its facilities in Walnut Creek, California. The Company's hemodialysis disposable products are shipped from the Company's facilities in Ogden, Utah and Maumee, Ohio to regional distribution centers. The Company relocated its Maumee operations to Lewisberry, Pennsylvania, and will close the Maumee facility at the end of the first quarter of 1996. The Company's disposable peritoneal dialysis products are shipped from its facility in Ogden, Utah or from Abbott facilities to regional distribution centers, and from there the products are delivered directly to the customer, in most cases the patient, by the Company's drivers. The Company's drivers store deliveries in the location desired by the patient, rotate disposable products so that the oldest products are used first, and generally provide continuity of contact between the Company and patients using the Company's peritoneal dialysis products. See "Properties."

         At the time of the Abbott Acquisition, Abbott had agreements with numerous hospitals pursuant to which these hospitals could order the full line of Abbott products, including renal dialysis products, from Abbott. Abbott has agreed to act as the Company's distributor for the continued sale of Inpersol products to hospitals until 1998. Following the Abbott Acquisition, the Company consolidated the distribution outlets used by Abbott with the Company's distribution outlets, eliminating or consolidating certain locations and introducing the Company's products into many of the public warehouses previously used by Abbott.

         The Company's products are distributed in Canada by a wholly-owned Canadian subsidiary. The Company acquired the remaining interest in this subsidiary held by an unaffiliated third party during 1993 for consideration of a convertible note which was subsequently converted to 434,000 shares of the Company's common stock. The Company currently distributes its products in Mexico via independent distributors. Inpersol products are not distributed by the Company in Canada or Mexico, where a subsidiary of Abbott retains exclusive rights to these products.

MANUFACTURING OPERATIONS AND SOURCES OF SUPPLY

         The Company assembles equipment, including hemodialysis machines, dialyzer reuse devices and peritoneal dialysis cyclers, at its facility in Walnut Creek, California. Components of the Company's hemodialysis machines are supplied by Fresenius AG as well as other suppliers, and the Company has experienced no difficulties in obtaining sufficient quantities of such components. In connection with the sale and installation of the machines, the Company's technicians and engineers calibrate the machines and add computer software for record keeping and monitoring.

         The Company owns a 344,000 square foot facility in Ogden, Utah for the manufacture of disposable products, including polysulfone dialyzers, peritoneal dialysis solutions, other sterile solutions, plastic tubing and medical devices. This facility uses automated equipment for the production of sterile solutions in flexible plastic containers. While the Company obtains the film used in the manufacture of its plastic bags from one supplier located in the Netherlands, the Company believes that there are readily-available alternative sources of supply for which the Food and Drug Administration (the "FDA") could grant expedited approval. The Company also intends to manufacture its own plastic film for peritoneal dialysis solution bags.

         Prior to 1995, all polysulfone dialyzers sold by the Company were manufactured by Fresenius AG in Germany. During 1995, the Company completed the expansion and equipping of its Ogden facility in order to produce these polysulfone dialyzers. In April 1994, Fresenius AG granted the Company an exclusive license in the United States, Canada, Mexico and Puerto Rico for the proprietary technology for the manufacture of polysulfone dialyzers and agreed to provide required technical support and assistance in return for a 4.5% royalty on sales of Company- manufactured dialyzers for ten years beginning January 1, 1996, at the conclusion of which the Company will have a paid-up exclusive license in North America. While the Company began manufacturing polysulfone dialyzers during the second quarter of 1995, the Company continued to purchase dialyzers and bundles of polysulfone which were assembled into dialyzers from Fresenius AG. The Company expects to continue to purchase certain dialyzers from Fresenius AG in the future. The Company believes that it is the principal manufacturer of polysulfone dialyzers in the United States.

         Over the next two years, the Company intends to transfer the production of the products acquired from Abbott to the Company's facility in Ogden. During this period, the Company has agreed to purchase at contractually-established prices, and Abbott has agreed to manufacture and sell to the Company, stated quantities of Inpersol dialysis products. The Company's license agreement with Abbott also provides the Company with access to Abbott's manufacturing technology used in connection with Abbott's production of peritoneal dialysis solution in plastic bags, related tubing assemblies and other products used in the dialysis field (other than Abbott's Calcijex product line). Abbott will assist the Company in establishing the Company's manufacturing capability for these products. The Company intends to use this technology to develop the ability to manufacture several components that it now purchases from third parties. See Notes 4 and 12 of Notes to Consolidated Financial Statements.

         Each step in the manufacture of the Company's products, from the initial processing of raw materials through the final packaging of the completed product, is carried out under controlled quality assurance procedures and under Good Manufacturing Practices ("GMP") mandated by the FDA. Incoming raw materials for solutions are subjected to infrared, ultraviolet and physical and chemical analysis to assure quality and consistency. During the production cycle, sampling and testing are done in accordance with established quality assurance procedures. Pressure, temperatures and times for various processes are monitored to assure consistency of semifinished goods. Environmental conditions are monitored to assure that particulate and bacteriological levels do not exceed specified maximums. Sampling and testing are done in accordance with physical and chemical procedures required to insure sterility, safety and potency of finished products. The Company maintains continuing quality control and GMP education and training programs for its employees. See "Regulation -- FDA and Other Regulatory Matters."

         In 1992, the Company began producing liquid dialysate concentrate at a facility in Maumee, Ohio. The Company moved this operation to a facility in Lewisberry, Pennsylvania and will close the Maumee facility at the end of the first quarter of 1996. On March 26, 1996, the Company entered into a non-binding letter of intent with an unaffiliated third party to sell the assets comprising the concentrate production facility in Lewisberry. The letter of intent provides that any obligations of the Company to sell the assets are contingent upon consummation of the Reorganization.

         The Company obtains its bloodlines under an agreement with a supplier whose principal source of bloodlines is a single FDA-approved plant located in Thailand.

PATENTS, TRADEMARKS AND LICENSES

         As a subsidiary of Fresenius AG, the Company uses the trade-name Fresenius, which is material to its business, and additionally has obtained rights to certain patents, trademarks, know-how and other intellectual property owned by Fresenius AG. Fresenius AG has obtained patent protection in the countries in which its dialysis products are sold, including the United States, for the proprietary technology incorporated into its dialysis products. The Company negotiates access to Fresenius AG's technology, proprietary processes and know-how on a case by case basis. See "Certain Relationships and Related Transactions."

         In addition to the Fresenius AG intellectual property, the Company's intellectual property includes the Inpersol trademark and rights to certain manufacturing know-how the Company obtained from Abbott and a paid-up non-exclusive worldwide sublicense from Baxter International, Inc. to certain CAPD and connector technology.

RESEARCH AND DEVELOPMENT

         The Company relies primarily on the research and development efforts of Fresenius AG, negotiating distribution arrangements for new products from Fresenius AG when Fresenius AG and the Company believe that there is market potential for these products in the United States and when the products fit the Company's business strategy. See "Certain Relationships and Related Transactions."

         During 1993, 1994 and 1995, the Company spent approximately $1.5 million, $1.8 million and $2.3 million, respectively, on research and development activities. The Company believes that, in the absence of its access to the research and development efforts of Fresenius AG, the Company would have had to spend significantly more on research and development. The Company and Fresenius AG from time to time negotiate the basis on which the Company will have access to these efforts on an arms-length basis including, in some cases, payment of royalties by the Company to Fresenius AG.

         The Company maintains a product development group, composed of engineers and other technical personnel. This group has created the operational software for much of the equipment marketed by the Company, and currently has under development a variety of new products and improvements to existing products including: new monitoring devices for hemodialysis machines, methods to prevent recirculation during hemodialysis, software programs to monitor therapy delivery, further development of both the Safe-Lock and the Inpersol product lines in peritoneal dialysis, new peritoneal dialysis solution formulations, and more environmentally compatible disposables and production procedures. It is also conducting research on improved treatment delivery and treatment modalities. The Company's product development staff works closely with Fresenius AG's research and development group to coordinate the development of new products and product modifications for the United States market. In addition, the Company's research and development staff coordinates its efforts with the sales force on an ongoing basis.

COMPETITION

         The markets in which the Company sells its products are highly competitive. Among the Company's competitors in the sale of hemodialysis products are Baxter International, Inc., CGH Medical, NMC and Althin CD Medical, Inc. The major competitor in the peritoneal dialysis field is Baxter International, Inc. Many of the Company's competitors possess greater financial, marketing and research and development resources than the Company. See "Recent Developments."

         The Company believes that competition in the ESRD market is based primarily on product performance, cost-effectiveness, reliability, assurance of supply and service and continued technological innovation. The Company believes its products are competitive in all of these areas. Certain of the Company's competitors own and operate dialysis centers and other medical facilities, and, therefore, it is difficult for the Company to compete for the business of these potential customers.

REGULATION

Health Care Reform

         Demand for the Company's products is affected by governmental and other third-party reimbursement programs. Until 1983, hospitals were reimbursed for the reasonable cost of services. Under current legislation, hospitals are reimbursed at a fixed rate based on the patient's diagnosis, regardless of actual costs incurred. Many private health care payors are adopting similar policies and are otherwise providing incentives for health care consumers to seek lower cost health care. These developments have also encouraged the concentration of ownership of dialysis centers and other medical facilities and increased the number and importance of customers representing national accounts. Such customers have a strong bargaining position and frequently award purchase orders on the basis of competitive bidding.

         Presently, Medicare reimbursement is available for dialysis equipment and/or treatment for most ESRD patients, at approximately the same nominal dollars-per-treatment level that prevailed in 1983 (representing a significant decrease in real dollars-per-treatment). Because the demand for the Company's products is affected by Medicare reimbursement, any significant changes or spending decreases in the Medicare program could have a material adverse effect on the Company. However, the Company believes that, because an increasing number of its products are manufactured or assembled by the Company and not by third parties, the Company will be able to control its production costs and compete effectively in a more competitive and cost conscious health care environment.

FDA and Other Regulatory Matters

         The manufacturing and marketing of the Company's products are subject to rigorous regulation by the FDA, pursuant to the United States Food Drug and Cosmetic Act (the "FDC Act"), and by numerous other federal, state and foreign governmental authorities. The Company believes it has filed all necessary premarket submissions for the manufacture and sale of the products that the Company currently produces and sells in the jurisdictions where these products are currently sold. Products developed in the future are likely to require approval by the FDA and other authorities before they may be sold in the United States or elsewhere.

         Many of the Company's products, including its hemodialysis and peritoneal dialysis equipment, dialyzers, bloodlines and cell separators, are regulated as medical devices by the FDA and classified on the basis of the controls necessary to ensure reasonably their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMP) and class II devices are subject to special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, class III devices (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to devices in interstate commerce prior to
1976) are those which must receive premarket approval by the FDA to ensure their safety and effectiveness.

         Before a new medical device can be introduced into the United States market, the manufacturer generally must file either a 510(k) premarket notification or a premarket approval application ("PMA"). The FDA will grant 510(k) clearance if the submitted data establish that the proposed device is "substantially equivalent" to a legally marketed class I or II medical device, or to a class III medical device for which the FDA does not require PMAs. A determination that a device is not substantially equivalent, or a request for additional data, could delay the market introduction of new products and could have a materially adverse effect on the Company's business, financial condition and results of operation. There also can be no assurance that the Company will obtain necessary regulatory approvals or clearances, including 510(k) premarket clearances, within reasonable time frames, if at all.

         The Company's peritoneal dialysis solutions have been designated as drugs by the FDA and are thus subject to FDA regulation under the FDC Act. In order for a new drug to receive marketing approval in the United States, the Company must follow a series of steps which may include: (i) preclinical laboratory and animal tests in accordance with Good Laboratory Practices, (ii) an Investigational New Drug application which must become effective before human clinical trials may begin, (iii) well-controlled human clinical trials to establish the safety and efficacy of the new drug product, (iv) a New Drug Application ("NDA") or an Abbreviated New Drug Application ("ANDA") and (v) approval of the NDA or ANDA prior to any commercial sale or shipment of the drug. FDA approval must be obtained for each product. Generally, approval of an NDA takes one and a half or more years and may take longer should the FDA raise questions or have concerns about a new drug.

         Any products manufactured or distributed by the Company pursuant to 510(k) premarket clearance or an approved PMA, NDA or ANDA are subject to pervasive and continuing regulation by the FDA. The FDC Act requires the Company to manufacture its products in compliance with GMP. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Additionally, the Company must comply with various FDA requirements regarding the design, safety, advertising, labeling, record keeping and reporting of adverse events related to the use of the Company's products.

         The Company has completed a voluntary action with respect to the Optum exchange device acquired from Abbott, which has been classified by the FDA as a recall. The FDA reviewed the actions taken by the Company and determined that they are adequate.

         In 1994 and 1995, the FDA inspected Fresenius USA's manufacturing facilities in Maumee, Ohio, Ogden, Utah and Walnut Creek, California. At each location, violations of certain GMPs were found. At the Walnut Creek facility, violations of pre-market notification filing requirements were also found, although these devices were subsequently determined to be covered by appropriate filings. The FDA issued warning letters with respect to each facility, as a result of which the issuance of new 510(k) notices and new export clearances was placed on administrative hold. The Company has responded to the inspection findings at Maumee in a manner it believes addresses the FDA's findings, and is awaiting a subsequent inspection of that facility. The Company undertook an exhaustive review of the FDA's findings relating to Walnut Creek and submitted a detailed response to those findings. The Walnut Creek facility was inspected again in January and February of 1996 and the Company was advised that all GMP issues raised by the FDA have been resolved. The Ogden plant was reinspected in 1995 and the administrative holds have been lifted from both the Ogden and Walnut Creek facilities. The Company believes that the facilities in Walnut
Creek, California, Maumee, Ohio and Ogden, Utah are currently in compliance in all material respects with the applicable local, state and federal requirements. The Company is in the process of closing its Maumee facility and moving the related manufacturing to a site in Lewisberry, Pennsylvania. The Company believes that all FDA filings have been made in connection with this move. See "Properties."

EMPLOYEES

         At December 31, 1995, the Company employed approximately 1,600 people. Management believes that the Company's relations with its employees are generally good. During the third quarter of 1995, certain of the Company's employees at the Maumee, Ohio facility voted in favor being represented by the International Longshoremen's Association. Subsequent to that election, for business reasons unrelated to the election, the Company decided to close the Maumee facility and transfer its production of dialysate concentrate to a facility under construction in Harrisburg, Pennsylvania. The Company entered into a settlement agreement with union representatives with respect to the effect of the closing on the 35 employees (of approximately 50 employees at the facility) represented by the union. The amount of the settlement was not material.

ITEM 2.  PROPERTIES.

         The following table describes the Company's principal facilities:

                               FLOOR AREA
                              (APPROXIMATE  OWNED OR
        LOCATION              SQUARE FEET)   LEASED             USE
        --------              ------------  --------            ---
Walnut Creek, California         85,000      Leased      Corporate headquarters;
                                                         warehousing; machine manufacture
                                                         and assembly; and customer service.

Ogden, Utah                     344,000      Owned       Production of disposable products,
                                                         including solutions and dialyzers.

Maumee, Ohio                     26,000      Leased      Production and warehousing of
                                                         dialysate concentrate. This facility
                                                         was closed by the Company during the
                                                         first quarter of 1996.

Lewisberry, Pennsylvania         64,000      Leased      To replace Maumee facility for
                                                         production and warehousing of
                                                         dialysate concentrate.

         The lease on the Company's Walnut Creek facility is scheduled to expire in June 1996. During 1995, the Company exercised its option to extend this lease for an additional six years with a rent adjustment. During 1995, the Company renegotiated the lease for its manufacturing space in Maumee, Ohio which will expire on March 31, 1996, at which time the facility will be closed. The Company's lease for the Lewisberry facility expires in November, 2000. On March 26, 1996, the Company entered into a non-binding letter of intent with an unaffiliated third party to sell the assets comprising the concentrate production facility in Lewisberry. The letter of intent provides that any obligations of the Company to sell the assets are contingent upon consummation of the Reorganization. The Company owns one warehouse and also leases fourteen warehouses in various locations throughout the United States. These warehouses are used as regional distribution centers for the Company's peritoneal dialysis products. All such warehouses are subject to leases with remaining terms not exceeding four years. As a result of the Abbott Acquisition, the Company has added distribution capacity at an additional twenty-two public warehouses, substantially all of which were formerly used by Abbott.

         The Company's Ogden, Utah facility was subject to a mortgage securing the Company's obligation under an industrial revenue bond which financed the development of this facility. The Company prepaid this obligation in full during 1994 with a portion of the proceeds of a public offering of the Company's Common Stock.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of business, the Company normally both asserts claims and defends claims asserted by others against it. The Company believes that its obligations, if any, with respect to all of such claims would have no material adverse effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock was listed on the American Stock Exchange ("ASE") under the name Delmed, Inc. on June 25, 1982. Effective December 30, 1991, the Company effected a one-for-ten reverse stock split and changed its name to Fresenius USA, Inc. In connection with this change of name, the Company's ticker symbol was changed to FRN.

         The following table sets forth the high and low sales prices on the ASE during the indicated periods.

                                                  HIGH               LOW
                                                  ----               ---
                 1994
                     First Quarter              $ 8 1/4             $ 6 5/8
                     Second Quarter               7 1/2               5 3/8
                     Third Quarter                9                   5 7/8
                     Fourth Quarter               8 7/8               7

                 1995
                     First Quarter              $ 11                $ 8 5/8
                     Second Quarter               13 1/8              9 1/2
                     Third Quarter                16 1/2             12
                     Fourth Quarter               19 7/8             15 1/8

         As of March 25, 1996, there were approximately 4,000 holders of record of the Company's Common Stock.

         The Company's capital stock consists of 40,000,000 authorized shares of common stock, par value $.01 per share, of which, as of March 25, 1996, 21,536,172 shares were issued and outstanding; and 600,000 authorized shares of series preferred stock, par value $1.00 per share, of which, as of March 25, 1996, 200,000 shares of Series F Preferred Stock were issued and outstanding.

         The Company has never declared a cash dividend on its common stock. The Series F Preferred Stock is not entitled to receive any dividends, but instead receives an adjustment in its conversion price to compensate for any dividends paid on common stock. The Board of Directors of the Company has no present intention to pay dividends on common stock and does not anticipate doing so within the next several years. It is the present policy of the Company to retain earnings, if any, to provide for growth and working capital needs.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain financial data with respect to the Company and is qualified in its entirety by the Consolidated Financial Statements of the Company contained elsewhere in this Report.

         The Abbott Acquisition has been accounted for as a purchase. Because this occurred on February 24, 1993, the statements below include the results of operations, assets and liabilities of this acquired business only for periods and dates occurring on or after February 24, 1993.

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                            1991         1992         1993        1994       1995
                                                                            ----         ----         ----        ----       ----
                                                                           (dollars and shares in thousands, except per share data)
Statement of Operations Data:
     Net sales                                                            $101,436     $128,607     $205,960    $254,344   $304,964
     Cost of sales                                                          71,812       92,575      140,960     175,766    212,102
                                                                          --------     --------     --------    --------   --------
     Gross profit                                                           29,624       36,032       65,000      78,578     92,862
     Selling, general and administrative
         and research and development                                       28,865       32,964       55,713      66,489     74,836
     Litigation settlements                                                  1,300         (400)        --          --         --
                                                                          --------     --------     --------    --------   --------
     Operating income (loss)                                                  (541)       3,468        9,287      12,089     18,026
     Interest expense (net)                                                 (2,167)      (2,447)      (4,631)     (4,195)    (4,924)
     Equity in earnings (loss) of Fresenius
         Brent                                                                  84           70           86        --         --
     Other income (expense), net                                              (191)        (341)        (149)        (17)       149
                                                                          --------     --------     --------    --------   --------
     Income (loss) before income taxes and
         extraordinary items                                                (2,815)         750        4,593       7,877     12,953
     Income tax expense (benefit)                                               15          111          900         723     (3,434)
                                                                          --------     --------     --------    --------   --------
     Income (loss) before extraordinary items                               (2,830)         639        3,693       7,154     16,387
     Extraordinary items                                                       255         --           --          --         --
                                                                          --------     --------     --------    --------   --------
     Net income (loss)                                                    $ (2,575)    $    639     $  3,693    $  7,154   $ 16,387
                                                                          ========     ========     ========    ========   ========

Net Income (Loss) Per Common and Common Equivalent Share:
     Income (loss) before extraordinary items                             $   (.18)    $    .03     $    .18    $    .32   $    .61
     Extraordinary items                                                       .02         --           --          --     $   --
                                                                          --------     --------     --------    --------   --------
     Net income (loss) per common and
     common equivalent share:
         Primary                                                          $   (.16)    $    .03     $    .18    $     32   $    .61
                                                                          ========     ========     ========    ========   ========
         Fully diluted                                                    $   (.16)    $    .03     $    .18    $     31   $    .59
                                                                          ========     ========     ========    ========   ========
     Weighted average number of shares of common stock and common stock equivalents:
         Primary                                                            15,543       18,692       20,660      23,926     26,647
         Fully diluted                                                      15,543       18,692       20,660      23,926     27,844

Pro Forma(1):
     Net sales                                                                         $154,694     $210,642
     Gross profit                                                                        49,024       67,424
     Operating income                                                                     6,838       10,162
     Net income                                                                           1,617        4,160
     Net income per common share                                                       $    .09     $    .20
     Weighted average number of shares of
         common stock and common stock
         equivalents                                                                     18,692       20,660

                                                                     DECEMBER 31,
                                                                     ------------
                                                  1991       1992       1993        1994       1995
                                                  ----       ----       ----        ----       ----
                                                                    (in thousands)
Balance Sheet Data:
     Working capital                            $ 22,604   $ 18,739   $ 15,525      4,579     12,991
     Total assets                                 78,144     88,961    159,216    185,348    224,921
     Total debt and capital lease obligations     29,039     21,905     65,421     64,117     73,597
     Stockholders' equity                         22,792     31,037     37,006     60,572     78,602

- --------------

(1) Pro forma operating data give effect to the Abbot Acquisition as if this acquisition were consummated on January 1, 1992. See Note 23 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Certain sections of this Report contain forward-looking statements. These forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company, but no assurance can be given that such events will occur or that the results will be as anticipated. Such sections include, without limitation, discussions concerning the outlook of the Company, future plans and management's expectations regarding future performance.

         There are certain important factors that could cause results to differ materially from those anticipated. These factors include:

RECENT DEVELOPMENT: On February 4, 1996, Grace and Fresenius AG entered into a definitive agreement to combine NMC with Fresenius AG's worldwide dialysis business, including the Company. Pursuant to this agreement, Fresenius AG has agreed with Grace that the Company would become a wholly-owned subsidiary of the new company, and that, when the economic terms on which the Company's shareholders, other than Fresenius AG and its affiliates, will participate in this transaction, have been established, will vote its shares in the Company in favor of the transaction. While the Independent Committee established by the Company's Board of Directors is currently negotiating with Fresenius AG, there can be no assurance that an agreement will be reached, or what the terms of any such agreement will be. Fresenius AG, through the composition of the Company's Board of Directors and Fresenius AG's ownership of all of the outstanding shares of the Series F Preferred Stock and its direct and indirect ownership of Common Stock, has the ability to consummate the Reorganization without the agreement of the Independent Committee.

RELIANCE ON FRESENIUS AG: The Company is dependent on Fresenius AG in a variety of ways for technology, products and, to some degree, financial support. The provisions relating to the Series F Preferred Stock owned by Fresenius AG, coupled with Fresenius AG's direct and indirect ownership of Common Stock, have the practical effect of giving Fresenius AG an absolute majority of the voting power attributable to each class of the Company's voting securities with respect to all matters.

COMPETITION AND TECHNOLOGICAL CHANGE: The markets in which the Company sells its products are highly competitive. The Company's principal competitor in the hemodialysis and peritoneal dialysis fields possesses greater financial, marketing and research and development resources than the Company. There can be no assurance that competition, innovation or introduction of new products from these or other sources will not materially adversely affect sales of the Company's products or render one or more of the Company's present or proposed products obsolete.

RELIANCE ON SUPPLIERS; PURCHASE COMMITMENTS: The supplies for certain of the Company's products are purchased from single suppliers, including Fresenius AG, located outside of the United States. If a particular source of supply becomes unavailable, there can be no assurance that the Company would be able to find a substitute supplier acceptable to the FDA in a timely fashion. The loss of such a source of supply could have a material adverse effect on the Company's revenues and profits, as well as its ability to supply its products to its customers and retain its customer base.

FDA AND OTHER GOVERNMENT REGULATION: The manufacturing and marketing of the Company's products are subject to rigorous regulation by the FDA, pursuant to the FDC Act, and numerous other federal, state and foreign governmental authorities. The Company believes it has obtained all necessary clearances for the manufacture and sale of the products that the Company currently produces and sells in the jurisdictions where these products are currently sold. Products developed in the future are likely to require approval by the FDA and other authorities before they may be sold in the United States or elsewhere. While the Company believes that it is generally in compliance with applicable FDA and other requirements, there can be no assurance that the Company will be able to continue such compliance, that one or more of the Company's products will not be the subject of a recall, or that changes in regulations or interpretations made by the FDA or other regulatory bodies will not adversely affect the Company.

POTENTIAL PRODUCT LIABILITY; LITIGATION: The Company faces an inherent business risk of exposure to product liability claims. Although the Company maintains product liability insurance at a level which it believes to be prudent, there can be no assurance that such coverage will be adequate to cover claims, or that adequate insurance coverage will continue to be available at acceptable costs. Although the Company has not been subject to significant product liability claims in the past, there can be no assurance that the Company can avoid a significant product liability claim or recall in the future which could have a material adverse affect on the business, financial condition or prospects of the Company.

HEALTH CARE REFORM: Presently, Medicare reimbursement is available for dialysis equipment and/or treatment for most ESRD patients at approximately the same nominal dollars-per-treatment level that prevailed in 1983 (representing a significant decrease in real dollars-per-treatment). Because the demand for the Company's products is affected by the availability and level of Medicare reimbursement, any significant changes or spending decreases in the Medicare program could have a material adverse effect on the Company.

CURRENCY RISK: Products and supplies purchased from Fresenius AG must be paid for by the Company in German currency and, therefore, a decrease in the value of the United States dollar relative to the German mark will increase the Company's costs for these products and supplies. The Company attempts to protect itself from short-term currency fluctuations using various hedging techniques, but there can be no assurance that such techniques will continue to be available to the Company or that, even if available, they will successfully protect the Company from these currency fluctuations. The Company is unable to protect itself from long-term changes in exchange rates. If there are long-term changes in exchange rates, or if the Company is not successful in protecting itself against short-term currency fluctuations, the Company's cost of sales could increase substantially which could have a material adverse effect on the Company's financial results.

         The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof.

         The Company's net sales have continued to grow over the last three years, from $206.0 million in 1993 to $305.0 million in 1995. The Company's net sales are derived from sales of machines, which accounted for approximately 29% of 1995 net sales, and disposable products, which accounted for approximately 71% of 1995 net sales. The Company attributes the growth in net sales during this period principally to increased penetration in both the hemodialysis and peritoneal dialysis markets, growth in the number of people with ESRD and the introduction of new products. Improved market penetration was partly attributable to enhanced sales and marketing programs and, in the case of peritoneal dialysis products, primarily to the Abbott Acquisition.

         A significant portion of the Company's products and components used in its products are manufactured outside of the United States by Fresenius AG and other suppliers. As a result, fluctuations in exchange rates of the United States dollar against foreign currencies, particularly the German mark, may affect the Company's cost of sales. The Company engages in foreign currency hedging arrangements as an effort to minimize the effect of short-term currency fluctuations on its results of operations. In order to minimize the effect of longer-term currency fluctuations, the Company is increasingly producing components for the products it sells, or the products themselves, in the United States. In 1995, the Company began producing polysulfone dialyzers at its expanded facility in Ogden, Utah.

         The following table sets forth certain items from the Consolidated Statements of Operations as a percent of net sales and the percentage increase (decrease) in the dollar amount of those items as compared to the prior period.

                                                                                            PERCENTAGE
                                          PERCENTAGE OF NET SALES                       INCREASE (DECREASE)
                                          -----------------------                       -------------------
                                                                                      1994              1995
                                                                                       VS.               VS.
                                 1993              1994              1995             1993              1994
                                 ----              ----              ----             ----              ----
Net Sales                        100               100               100                23                20
Cost of Sales                     68                69                70                25                21
Gross Profit                      32                31                30                21                18
Selling, general and admini-
     strative expense             26                25                24               19                 12
Research and development
     expense                       1                 1                  1              23                 24
Operating income                   5                 5                  6              30                 49
Interest expense, net              2                 2                  2              (9)                17
Income before income taxes         2                 3                  4              72                 64
Net income                         2                 3                  5              94                129

RESULTS OF OPERATIONS

1995 Compared to 1994

         Net Sales. Net sales were $305.0 million in 1995, an increase of $50.7 million or 19.9% compared with net sales of $254.3 million in 1994. The increase in 1995 net sales primarily reflects higher unit sales volumes in all major product categories from 1994 levels. Average net sales price per unit in each major product category did not change significantly during 1995 as compared with 1994.

         Net sales of hemodialysis products were $206.9 million, an increase of $36.3 million or 21.3% compared to 1994 net sales. The sales increase in hemodialysis products was due to the continued acceptance of the Company's products and the continuing trend of hemodialysis customers to utilize primary suppliers which offer a full line of products. The sales increase is also attributable to growth in the number of hemodialysis patients in the United States.

         Net sales of peritoneal products was $89.6 million, an increase of $12.2 million or 15.8% compared to 1994 net sales. The increase in net sales of peritoneal dialysis products was primarily attributable to growth in the number of peritoneal dialysis patients in the United States, as well as market acceptance of new peritoneal dialysis therapies introduced by the Company.

         Gross Profit. Gross profit was $92.9 million in 1995, an increase of $14.3 million or 18.2% compared with gross profit of $78.6 million in 1994. Gross profit margin decreased from 30.9% in 1994 to 30.5% in 1995 primarily due to a loss of efficiency at the Ogden manufacturing facility due to the start-up of dialyzer production, and due to increased costs of products purchased from Germany as a result of the continued weakness of the United States dollar.

         Selling, General and Administrative Expense and Research and Development Expense. Selling, general and administrative expense and research and development expense were $74.8 million in 1995, an increase of $8.3 million or 12.6% compared with 1994. Selling, general and administrative expense and research and development expense as a percentage of sales decreased to 24.5% in 1995 from 26.1% in 1994. Research and development expense was $2.3 million in 1995 compared to $1.8 million in 1994, virtually unchanged as a percentage of sales.

         Interest Expense (Net). Interest expense (net) was $4.9 million in 1995, an increase of $0.7 million or 17.4% over 1994. This increase is primarily the result of the Company's increased short-term borrowings during 1995.

         Income Tax Expense (Benefit). During 1995, the Company recognized a portion of the Company's deferred tax asset related to the utilization of net operating loss carry-forward from previous years and reduced the valuation allowance on its deferred tax asset based on the Company's belief that it is more likely than not to be realized through the results of future operations. The net amount of this tax benefit recognized during 1995 was $3.4 million compared to tax expense of $0.7 million in 1994. The Company's income tax provisions for 1995 and 1994 were substantially lower than statutory rates. See Note 17 of Notes to Consolidated Financial Statements.

         Net Income. Net income was $16.4 million in 1995, an increase of $9.2 million or 129.1% from 1994. Net income in 1995 included a tax benefit of $4.6 million, which the Company recognized during 1995. Excluding the tax benefit, net income was $11.8 million in 1995, an increase of $4.6 million or 64.8% from 1994.

1994 Compared to 1993

         Net Sales. Net sales were $254.3 million in 1994, and increase of $48.3 million or 23.4% compared with net sales of $206.0 million in 1993. The increase in 1994 net sales primarily reflects higher unit sales volumes in all major product categories from 1993 levels. Average net sales price per unit in each major product category did not change significantly during 1994 as compared with 1993.

         Net sales of hemodialysis products were $170.6 million, an increase of $36.5 million or 27.2% compared to 1993 net sales. The sales increase in hemodialysis products was due to the continued acceptance of the Company's products and the continuing trend of hemodialysis customers to utilize primary suppliers which offer a full line of products. The sales increase is also attributable to growth in the number of hemodialysis patients in the United States.

         Net sales of peritoneal products was $77.3 million, an increase of $12.3 million or 18.8% compared to 1993 net sales. The increase in net sales of peritoneal dialysis products was primarily attributable to growth in the number of peritoneal dialysis patients in the United States, as well as market acceptance of new peritoneal dialysis therapies introduced by the Company.

         Gross Profit. Gross profit was $78.6 million in 1994, an increase of $13.6 million or 20.9% compared with gross profit of $65.0 million in 1993. Gross profit margin decreased from 31.6% in 1993 to 30.9% in 1994. However, gross margin in 1993 included a $3.9 million refund related to United States import duties on dialyzers and hemodialysis machine components. Excluding this refund, gross margin in 1993 was 29.7%, compared to 30.9% in 1994.

         Selling, General and Administrative Expense and Research and Development Expense. Selling, general and administrative expense and research and development expense were $66.5 million in 1994, an increase of $10.8 million or 19.3% compared with 1993. Selling, general and administrative expense and research and development expense as a percentage of sales decreased to 26.1% in 1994 from 27.1% in 1993. Research and development expense was $1.8 million in 1994 compared to $1.5 million in 1993, virtually unchanged as a percentage of sales.

         Interest Expense (Net). Interest expense (net) was $4.2 million in 1994, a decrease of $0.4 million or 9.4% over 1993, primarily as a result of the Company's full redemption of all of its 10 1/2% convertible debentures and the payment of the outstanding principal balance of its industrial revenue bonds issued in connection with its Ogden, Utah facility, all in June 1994.

         Income Tax Expense. Income tax expense was $0.7 million, a decrease of $0.2 million over 1993, primarily as a result of tax credits from the Company's Canadian wholly-owned subsidiary. As a result of utilization of net operating loss carryforwards for which no tax benefit had previously been recognized, the Company's income tax provisions for 1994 and 1993 were substantially lower than statutory rates. See Note 17 of Notes to Consolidated Financial Statements.

         Net Income. Net income was $7.2 million in 1994, an increase of $3.5 million or 93.7% from 1993.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations, working capital and capital expenditures through bank borrowings obtained with credit support from Fresenius AG, private placements of Preferred Stock and Common Stock to Fresenius AG and internally generated funds. During 1995, the Company obtained a $20.0 million line of credit from a commercial bank independent of support by Fresenius AG and entered into a sale leaseback arrangement with a bank without support from Fresenius AG. In addition, during 1994, the Company successfully completed a public offering of 3,450,000 shares of its Common Stock, realizing proceeds, after payment of expenses, of approximately $16.2 million. Since 1990, the Company has realized $19.5 million in net proceeds from private placements of Preferred and Common stock to Fresenius AG, all of which was utilized to reduce outstanding obligations to Fresenius AG and affiliated companies.

         During 1995, the Company had a negative cash flow from operations of $1.9 million compared to a positive cash flow of $4.1 million in 1994 and $4.4 million in 1993. This change from prior years is primarily due to the increase of current assets from operations over current liabilities from operations. As of December 31, 1995, the Company had cash balances of $2.3 million, and working capital of $13.0 million.

         The consideration for the acquired assets in the Abbott Acquisition was
(i) $31.0 million cash paid at the closing, (ii) $12.5 million payable in installments of $2.5 million each in the years 1994 through 1998 inclusive, discounted to $10.6 million using an imputed interest rate of 5.68%, the first of which was paid in the first quarter of 1994 and (iii) a ten-year warrant to purchase 1,750,000 shares of the Company's Common stock at an exercise price of $8.00 per share (the "Abbott Warrant") which was valued at $228,000. In addition, the Company agreed to purchase from Abbott, and Abbott agreed to supply, a stated amount of certain Abbott peritoneal dialysis products in each twelve month period following the acquisition closing and ending in February 1998. Over the next two years, the minimum purchase commitments under the agreement are approximately $22.0 million annually.

         The Company obtained funds for the payment at closing of the Abbott Acquisition by borrowing $6.0 million under existing short-term lines of credit and by borrowing $25.0 million under a new, five-year term loan due February 17, 1998 with Dresdner Bank which carries an interest rate of 5.68% per annum. Repayment is required under this loan at $6.25 million per annum commencing February 15, 1995. The Company's future acquisition payment obligations to Abbott, as well as additional amounts due for products supplied by Abbott to the Company, are partially secured by a $10.0 million letter of credit (the "Abbott Letter of Credit").

         In 1995, the Company completed construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. The Company expended $39.5 million for the construction and equipping of the expanded facility as of December 31, 1995. On March 31, 1995, the Company entered into a sale leaseback arrangement with a bank which covers the sale by the Company of approximately $19.0 million of certain new equipment of the Company's dialyzer manufacturing facility at its Ogden, Utah plant to the bank and the leaseback of the equipment under a four year operating lease that has renewal options and a purchase option at fair market value. Although the rent payments on the lease are variable based on the three-month London Interbank Offered Rate (LIBOR), the Company has effectively fixed its rent expense through the use of interest rate swap agreements. On December 29, 1995, an additional $8.0 million for similar new equipment was sold and leased back under the above referenced four year renewable lease. If the Company elects not to purchase the equipment or renew the lease at the end of the lease term, the Company will be obligated to pay a termination fee of up to $20,250 to be offset by sales proceeds from the Company remarketing the equipment.

         As of December 31, 1995, the Company had outstanding short-term borrowings of $33.1 million under lines of credit with six commercial banks. In March, 1995, the Company replaced a $15.0 million line of credit supported by Fresenius AG with a $20.0 million line of credit is secured by the Company's accounts receivable. As of December 31, 1995, the Company had outstanding $7.5 million under this $20.0 million line of credit. These lines of credit provide for total credit availability of $47.0 million. Fresenius AG provided credit support to enable the Company to obtain the five-year term loan, the short-term lines of credit and the Abbott Letter of Credit. In addition, at December 31, 1995, the Company had fully drawn the amount available under a $3.6 million short-term line of credit with Fresenius AG, the terms of which are similar to those of the lines of credit with the four commercial banks described above. At December 31, 1995, the Company also had outstanding two interest rate swap agreements with a commercial bank for an aggregate of $25.0 million. These agreements effectively change the Company's rent expense on its variable payment operating lease to fixed rates based on 8.02% and 5.60%, respectively.

         The Company believes that its committed and possible future bank or other commercial financing, combined with internally generated funds and the sale of additional debt or equity securities, will be sufficient to fund the Company's working capital requirements and other obligations.

         For a discussion of recent accounting pronouncements not yet adopted by the Company, see Note 3 of Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this item is indexed on page F-1 of this Report and is contained on the pages following said page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Board of Directors of the Company consists of two classes of directors, Preferred Directors who are elected by Fresenius AG as the holder of the Series F Preferred Stock and Common Directors elected by vote of the holders of the Common Stock. Each director has been elected to hold office until his successor has been duly elected, and each officer has been elected to hold office until he resigns or is removed by the Board of Directors.

         The executive officers and directors of the Company are as follows:

NAME                         AGE             POSITION WITH THE COMPANY
- ----                         ---             -------------------------
Ben Lipps (1)                 55      President, Chief Executive Officer, Chief
                                      Operating Officer and Director

Robert E. Farrell             46      Corporate Group Vice President -
                                      Administration, General Counsel and Clerk

Heinz Schmidt                 45      Corporate Group Vice President - Finance and
                                      Treasurer

Scott Walker                  47      Corporate Group Vice President - Regulatory
                                      Affairs

Gerd Krick (1)(2)             57      Chairman of the Board, Director

Francis E. Baker (3)(4)       66      Director

Robert S. Ehrlich (1)(2)(4)   56      Director

Mathias Klingler (3)          43      Director

James F. Marten(4)            64      Director

Ulrich Wagner (2)(3)          52      Director

- ------------------

(1)      Member of the Executive Committee.
(2)      Member of the Compensation Committee.
(3)      Member of the Audit Committee.
(4)      Member of the Independent Committee.

         Dr. Ben Lipps has served as President, Chief Executive Officer, Chief Operating Officer and a Preferred Director of the Company since October 1989. Dr. Lipps also served as Chief Financial Officer of the Company until April 1991. Dr. Lipps has served as the President of Seratronics since 1982 and has served as the President of Old FUSA since 1986; he continues to serve in both of these offices. Prior to joining Old FUSA in 1985, Dr. Lipps held a position as a Vice President of research and development for Cordis Dow Corporation and founded Seratronics. Dr. Lipps joined Dow Chemical Company in 1966 and led the research team that developed the first hollow fiber dialyzer between 1967 and 1969. Dr. Lipps holds a Bachelor of Science degree from Purdue University and a masters degree and doctorate in chemical engineering from Massachusetts Institute of Technology.

         Mr. Robert Farrell joined the Company as Chief Financial Officer, General Counsel, Treasurer and Clerk in April 1991. In March 1992, he became Vice President -- Administration of the Company and ceased serving as Chief Financial Officer and Treasurer. In October 1995, he was promoted to Corporate Group Vice President -- Administration of the Company. From December 1985 until joining the Company, he served as Vice President -- Corporate Finance of Genstar Corporation, a Canadian corporation involved in the building products, food service and financial services industries. He holds a Bachelor of Arts degree from the University of Notre Dame and a Juris Doctor degree from Hastings College of Law, University of California. Mr. Farrell is a member of the California bar.

         Mr. Heinz Schmidt joined the Company as Vice President -- Finance and Treasurer in March 1992. In October 1995, he was promoted to Corporate Group Vice President -- Finance and continues to serve as Treasurer. Since March 1988, he has served as Vice President -- Finance and Administration for Old FUSA (and continues to serve in that office). Mr. Schmidt also served as Vice President -- Finance and Administration for Seratronics from August 1986 to February 1988. Mr. Schmidt holds a Bachelor of Arts degree from California State University, Dominguez Hills, and a Masters Degree in Finance from Loyola Marymount University of California.

         Mr. Scott Walker joined Old FUSA in 1988 as Director of Quality Assurance, later served as Product Manager, Reuse Systems, became Vice President
- -- Regulatory Affairs of the Company in March 1992, and was promoted to Corporate Group Vice President -- Regulatory Affairs in October 1995. Since 1982, Mr. Walker has also worked with Seratronics, and is currently Vice President -- Technical Services for Seratronics. From 1970 to 1982, Mr. Walker held various positions with Dow Chemical relating to research and production of hollow fiber dialyzers and other medical products. Mr. Walker holds a Bachelor of Science degree from the University of California at Berkeley.

         Dr. Gerd Krick was elected a Preferred Director by the Board of Directors of the Company in October 1987 in connection with the acquisition by Fresenius AG of the Series F Preferred Stock. He became Chairman of the Board of Directors in October 1989. Since 1992 he has been Chairman of the Managing Board of Fresenius AG. Until August 1992, he was a Director of the Medical Systems Division of Fresenius AG and Deputy Chairman of the Managing Board of Fresenius AG. Dr. Krick is also a director of Gull Medical Laboratories, Inc., a publicly-held manufacturer and distributor of diagnostic test products.

         Mr. Francis Baker has been a Common Director of the Company since March 1992. He is currently President and a director of Andersen Group, Inc., the owner of Seratronics, and a director of Seratronics and the Connecticut Water Service, Inc., a public utility.

         Mr. Robert Ehrlich has been a director of the Company since 1987, and is a Common Director. He served as Chairman of the Board from May 1988 to October 1989. In addition, he served as the President and Chief Executive Officer of the Company from February 1987 to October 1989, except for the four-month period from May to October 1988. Mr. Ehrlich is a senior partner in Ehrlich & Co., a private merchant banking firm engaged in corporate finance and corporate restructuring. He currently serves as a director and member of the Executive Committee of Photographic Sciences Corp., a publicly-held manufacturer of laser bar code scanners, and as the Chairman, Chief Financial Officer and a director of Electric Fuel Corp., a publicly-held developer of batteries for electric vehicles.

         Mr. Mathias Klingler has been a Preferred Director of the Company since June 1993. Since April 1993, Mr. Klingler has been President of the Dialysis Systems Division of Fresenius AG. From 1992 to April 1993 he held the position of Executive Vice President of Dialysis Systems International at Fresenius AG. From 1987 to 1991 he was General Manager and Vice President -- Sales and Marketing of Pacesetter Systems GmbH, and from 1991 to 1992 he was General Manager of Siemens AG after it acquired Pacesetter Systems.

         Dr. James Marten has been a director of the Company since 1974 and is a Common Director. He served as Chairman of the Board of Directors of the Company from April 1986 to May 1988. Dr. Marten served as President and Chief Executive Officer of the Company from October 1986 until February 1987 and was a Vice President of the Company from 1976 to 1984. From 1988 to 1994, Dr. Marten served as Chief Executive Officer of UltraCision, Inc., a medical device manufacturing company, and from 1988 to 1995 he served as Chairman of the Board of Directors of that company. Dr. Marten served as Chairman of the Board of Directors of Med-Chem Products, Inc., a publicly-held health care company from 1988 to 1995, when the company was acquired, and is also a director of several privately-held health care companies. Since 1993, Dr. Marten has served as a member of the Trustee Council of Boston University Medical Center.

         Dr. Ulrich Wagner has been a Preferred Director of the Company since March 1992. He previously served as a director of the Company from October 1987 to October 1989. He is a partner of O'Melveny & Myers, a law firm which the Company has retained from time to time, and which also represents Fresenius AG. Dr. Wagner is also a director of Gull Medical Laboratories, Inc., a publicly-held manufacturer and distributor of diagnostic test products.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table summarizes the total compensation paid or to be paid by the Company for services rendered during 1993, 1994 and 1995 to the Chief Executive Officer of the Company, Mr. Farrell, Mr. Schmidt and Mr. Walker, the only executive officers of the Company who had 1995 compensation in excess of $100,000 (the "Specified Executives"):

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                       ANNUAL COMPENSATION           COMPENSATION
                                                                       -------------------           ------------
                                                                                                      SECURITIES
                                                                                                      UNDERLYING
                                                                     SALARY            BONUS            OPTIONS
NAME AND PRINCIPAL POSITION                             YEAR           ($)              ($)           (SHARES)(1)
- ---------------------------                             ----         ------            -----          -----------
Ben J. Lipps (2)                                        1995         225,000           200,000          450,000
President, Chief Executive Officer and                  1994         202,500           200,000             -
Chief Operating Officer                                 1993         180,000           200,000          125,000

Robert E. Farrell                                       1995         119,203            41,665             -
Corporate Group Vice President -- Administration,       1994         113,597            55,900             -
General Counsel and Clerk                               1993         104,230            67,039           40,000

Heinz Schmidt                                           1995          89,274            54,150             -
Corporate Group Vice President --                       1994          84,835            78,000             -
Finance and Treasurer                                   1993          78,075            65,961           40,000

Scott Walker                                            1995         102,890            70,772             -
Corporate Group Vice President                          1994          90,729            57,600             -
Regulatory Affairs                                      1993          85,355            39,727           40,000

- ------------------

(1) Options shown as granted in 1993 were granted in that year by the Compensation Committee of the Company's Board of Directors, subject to approval by the stockholders of the Company to an increase in the number of shares issuable under the Company's 1987 Stock Option Plan. This approval was received in June 1994. Options shown as granted to Dr. Lipps in 1995 were granted in that year by the Compensation Committee of the Company's Board of Directors, subject to approval by the stockholders of the Company at the Company's next meeting of stockholders of the maximum number of shares for which options may be granted to any individual under the Company's 1987 Stock Option Plan.

(2) Includes amounts paid to Dr. Lipps by Seratronics which decreased the annual salary and bonus payable by the Company to Dr. Lipps. In each year Seratronics paid $66,500 and $0 of salary and bonus, respectively, to Dr. Lipps. See the description below of Dr. Lipps employment arrangement with the Company.

         During 1995, the Compensation Committee of the Board of Directors granted options to Dr. Lipps contingent upon stockholder approval of the maximum number of shares for which options may be granted to any individual under the Company's 1987 Stock Option Plan. The Company intends to seek this approval at its next meeting of stockholders. Fresenius AG has agreed to vote all shares of Series F Preferred Stock and Common Stock owned by them to approve the amendment to the 1987 Stock Option Plan.

         During 1993, the Compensation Committee of the Board of Directors granted options to the Specified Executives, together with other employees of the Company, contingent upon stockholder approval of an increase in the number of shares of Common Stock available under the Company's 1987 Stock Option Plan. The Company obtained this approval by the stockholders at its 1994 Annual Meeting of Stockholders. In January 1994, the Board of Directors voted to increase this number of shares of Common Stock from 500,000 to 2,000,000, and the stockholders approved the amendment at the 1994 Annual Meeting.

         The following table summarizes the stock options granted by the Company, subject to stockholder approval, during 1995 to the Specified
Executives:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential
                                                                                                 Realized Value
                                                                                               at Assumed Annual
                                                                                              Rates of Stock Price
                                  Number of      % of Total                                       Appreciation
                                 Securities        Options                                      for Option Term
                                 Underlying      Granted to     Exercise                      --------------------
                               Options Granted  Employees in      Price     Expiration        5%            10%
Name                              (Shares)       Fiscal Year       ($)         Date           ($)           ($)
- ----                              --------      ------------    --------    ----------        ---           ---
Ben J. Lipps                     450,000             98%        $12.75     July 17, 2005   $3,609,000    $9,144,000

         The following table summarizes the stock options held at December 31, 1995 by the Specified Executives:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                    SHARES ACQUIRED     VALUE               AT DECEMBER 31, 1995           AT DECEMBER 31, 1995
NAME                  ON EXERCISE     REALIZED          EXERCISABLE/UNEXERCISABLE (#)   EXERCISABLE/UNEXERCISABLE ($)
- ----                  -----------     --------          ------------------------------  -----------------------------
Ben J. Lipps              --             --                    420,000/275,000              4,569,375/2,240,625
Robert E. Farrell       10,250        $126,312                  28,750/12,000                 364,688/150,000
Heinz Schmidt             --             --                     34,000/12,000                 449,250/150,000
Scott Walker             3,000        $ 46,125                  31,000/12,000                 400,500/150,000

         Pursuant to an employment agreement between the Company and Dr. Lipps, which became effective as of January 1, 1992, Dr. Lipps is required to devote substantially all of his business efforts and time to serving as the President of the Company, subject to his also serving as the President and Chief Executive Officer of Seratronics. Dr. Lipps receives from the Company an annual base salary of $225,000, together with bonuses up to a maximum of $200,000 based on the attainment of certain sales and profits targets set annually by management and reviewed by the Board of Directors. The Company and Dr. Lipps have agreed that the Company's obligations in respect of such salary and bonus are decreased by amounts payable to Dr. Lipps by Seratronics. Dr. Lipps has also been granted incentive stock options with respect to 120,000 shares of Common Stock at an exercise price of $3.125 per share, which were fully vested as of December 31, 1995. This employment agreement is terminable upon 30 days' advance notice by the Company, in which event Dr. Lipps is owed one year's base salary payable over the year following such termination plus $100,000 payable upon such termination. The agreement may also be terminated by Dr. Lipps upon one year's notice, as well as by the Company for cause and under certain other circumstances. Upon any such termination, the Company may require that Dr. Lipps refrain, for up to two years, from carrying on a business in competition with the Company's business, in which event the Company must pay an additional annual amount to Dr. Lipps equal to his annual salary (or, if greater, the aggregate premiums on certain life and disability policies carried by Dr. Lipps). During 1993, Dr. Lipps was granted options for an additional 125,000 shares at $7.125 per share, vesting over five years, and during 1995, he was granted options for an additional 450,000 shares at $12.75 per share, subject to stockholder approval of an amendment to the Company's 1987 Stock Option Plan designating the maximum number of shares for which options may be granted to any individual. Fresenius AG has indicated that it will vote its shares in favor of the amendment. Options for 225,000 vest when the last sale price as reported by American Stock Exchange (Composite Transactions) has been $16.00 or more for a period of 10 consecutive trading days, if Dr. Lipps has been continuously employed by the Company, and for the remaining shares when such last sale price has been $20.00 or more for a period of 10 consecutive trading days, if Dr. Lipps has been continuously employed by the Company. As of December 31, 1995, options for 225,000 of these shares had vested, and since that date, options for the remaining 225,000 shares have vested. See "Certain Relationships and Related Transactions."

         Dr. Wagner, Dr. Marten, Mr. Ehrlich, Mr. Baker and Mr. Klingler each receive directors fees of $20,000 per annum. Commencing in 1994, members of the Audit and Compensation Committees (other than Dr. Krick and Mr. Klingler and their respective successors as Preferred Directors) each received $1,500 per meeting for each such committee meeting attended. Dr. Krick receives $60,000 annually for serving as Chairman of the Board of Directors. In June 1994, the stockholders of the Company approved a Non-Employee Directors' Stock Option Plan, pursuant to which each current non-employee director of the Company received a grant of options for 30,000 shares of Common stock vesting at a rate of 10,000 per year in each of 1994, 1995 and 1996. In June 1995, the stockholders of the Company approved an amendment to the Non-Employee Directors' Stock Option Plan permitting participating directors to receive all directors fees in the form of options to purchase shares of the Company's common stock rather than in cash. Only Dr. Marten made an election to receive fees in the form of options. Future non-employee directors will receive a grant of options for 30,000 shares of Common stock upon their election. The options will vest at a rate of 10,000 per year on each of the first, second and third anniversaries of the directors' initial election. Dr. Krick and Mr. Klingler declined to accept any options under the directors' plan.

         In January 1996, in connection with the Reorganization, the directors elected Messrs. Ehrlich and Baker and Dr. Marten to serve on a special committee of the Board of Directors, the Independent Committee. Each member of the Independent Committee will be paid a retainer fee of $25,000, an additional per diem of $1,500 for each meeting of the Independent Committee attended in person or by telephone or for each substantial expenditure of time on Committee business or related matters, and will be reimbursed for out-of-pocket expenses incurred in connection with Committee business or related matters.

         In June 1994 the Board of Directors approved the extension of the expiration date for options to acquire 31,000 shares of the Company's common stock held by Dr. Marten. The expiration date was extended from August 6, 1994 to October 1, 1996, for 6,000 shares, and from June 28, 1994 to October 1, 1996 for 25,000 shares.

         The Company and Mr. Ehrlich are parties to a consulting agreement pursuant to which Mr. Ehrlich receives $10,000 annually. The agreement terminates in June 1996.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee of the Board of Directors during 1995 were Mr. Ehrlich, Dr. Krick and Dr. Wagner. Dr. Krick served as the Chairman of the Board of Directors during this year, and Mr. Ehrlich was formerly the Chairman and the President of the Company. Dr. Krick is the Chairman of the Managing Board of Fresenius AG, with which the Company has various business dealings. During 1992, the Company agreed to purchase certain stock options held by Mr. Ehrlich, and to issue new options to him in exchange for other options held by him and in 1994 the Company made a secured loan to him to allow him to exercise certain stock options. Dr. Wagner is a partner in the law firm of O'Melveny & Myers, which from time to time provides legal services to the Company and which also represents Fresenius AG. See "Certain Relationships and Related Transactions" and "Directors and Executive Officers of the Registrant."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of December 31, 1995 certain information with respect to each person who is known by the Company to own beneficially more than 5% of any class of the voting securities of the Company, each director, each Specified Executive and all directors and executive officers of the Company as a group:

                                                              SHARES BENEFICIALLY           PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNERS                              OWNED (1)                 OF CLASS
- -------------------------------------                              ---------                 --------
Series F Preferred Stock

         Fresenius Aktiengesellschaft                               200,000  (2)               100.0%
         Borkenberg 14
         61343 Bad Homburg v.d.H., Germany

Common Stock

         5% Stockholders

                  Fresenius Aktiengesellschaft                   18,673,325  (2)(3)             70.9%
                  Borkenberg 14
                  61343 Bad Homburg v.d.H., Germany

                  Fresenius Securities, Inc.                      7,833,202  (4)                29.7%
                  2637 Shadelands Drive
                  Walnut Creek, CA 94598

                  Abbott Laboratories                             1,750,000  (5)                 7.5%
                  One Abbott Park Road
                  Abbott Park, Illinois 60064-3500

                  J.P. Morgan & Co. Incorporated                  1,268,060  (6)                 5.9%
                  60 Wall Street
                  New York, NY  10260

         Directors

                  Ben Lipps                                         725,000  (7)                 3.5%
                  2637 Shadelands Drive
                  Walnut Creek, CA 94598

                  Robert S. Ehrlich                                 103,166  (8)                    *
                  2637 Shadelands Drive
                  Walnut Creek, CA 94598

                  James F. Marten                                   101,446  (8)                    *
                  2637 Shadelands Drive

                  Walnut Creek, CA 94598

                  Francis E. Baker                                   15,000  (10)                   *
                  2637 Shadelands Drive
                  Walnut Creek, CA 94598

                  Mathias Klingler                                        0                         0%
                  Borkenberg 14
                  61343 Bad Homburg v.d.H., Germany

                  Gerd Krick                                              0                         0%
                  Borkenberg 14
                  61343 Bad Homburg v.d.H., Germany

                  Ulrich Wagner                                      20,000  (11)                   *
                  54th Floor
                  153 East 53rd Street
                  New York, NY 10022

         Specified Officers

                  Robert E. Farrell                                  34,000  (12)                   *
                  2637 Shadelands Drive
                  Walnut Creek, CA 94598

                  Heinz Schmidt                                      34,000  (13)                   *
                  2637 Shadelands Drive
                  Walnut Creek, CA 94598

                  Scott Walker                                       31,500  (14)                   *
                  2637 Shadelands Drive
                  Walnut Creek, CA 94598

         All directors and executive officers as a group          1,064,112  (15)                 4.8%
                                                                 ----------                      ----

- ------------------

  *  Less than 1%

 (1) Except as otherwise indicated, the named owner has sole voting and investment power with respect to the shares set forth. The figures in this table are calculated in accordance with Rule 13d-3 under the Exchange Act.

 (2) Each share of Series F Preferred Stock currently is convertible into approximately 15.65 shares of Common Stock and, on any matters to come before a meeting of stockholders except the election of directors, the holders of Series F Preferred Stock are entitled to cast approximately
         15.65 votes for each share of Series F Preferred Stock voting with the Common Stock as a single class. In February, 1996, Fresenius AG disclosed that it is considering converting the Series F Preferred Stock into Common Stock.

 (3) Includes 3,129,883 shares presently issuable upon conversion of shares of Series F Preferred Stock, 1,700,000 shares issuable upon the exercise of a warrant issued to Fresenius AG in connection with the Abbott Acquisition and 50,000 shares issuable upon exercise of a warrant issued to Fresenius AG in consideration for its providing credit support. See "Certain Relationships and Related Transactions." Also includes 7,833,202 shares owned by Fresenius Securities, Inc., a wholly-owned subsidiary of Fresenius AG.

 (4)     These shares are also beneficially owned by Fresenius AG. See Note 3.

 (5) Represents shares issuable upon exercise of the Abbott Warrant. See "Business-Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

 (6) In February 1996, J.P. Morgan & Co. Incorporated made a Schedule 13G filing with the Securities & Exchange Commission reporting this ownership as of December 29, 1995, and indicating that the securities were acquired in the normal course of business and were not acquired for the purpose of changing or influencing the control of the Company.

 (7) Includes 645,000 shares issuable upon exercise of options, 450,000 of which are subject to stockholder approval of an amendment to the Company's 1987 Stock Option Plan to designate the maximum number of shares that may be granted to any individual under the plan.

 (8)     Includes 58,416 shares issuable upon exercise of options.

 (9)     Includes 86,546 shares issuable upon exercise of options.

(10)     Includes 10,000 shares issuable upon exercise of options.

(11)     Includes 20,000 shares issuable upon exercise of options.

(12)     Includes 28,750 shares issuable upon exercise of options.

(13)     Includes 34,000 shares issuable upon exercise of options.

(14)     Includes 31,000 shares issuable upon exercise of options.

(15) The amount shown includes any shares owned of record or issuable upon exercise of options by the directors and all executive officers.

         On February 4, 1996, Grace and Fresenius AG entered into a definitive agreement to combine NMC with Fresenius AG's worldwide dialysis business, including the Company. Pursuant to this agreement, Fresenius AG has agreed with Grace that the Company would become a wholly-owned subsidiary of the new company, and that, when the economic terms on which the Company's shareholders, other than Fresenius AG and its affiliates, will participate in this transaction, have been established, will vote its shares in the Company in favor of the transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See Item 1, "Business" above, under "Recent Development", "Patents, Trademarks and Licenses" and "Research and Development."

         On February 4, 1996, Grace and Fresenius AG entered into a definitive agreement to combine NMC with Fresenius AG's worldwide dialysis business, including the Company. Pursuant to this agreement, Fresenius AG has agreed with Grace that the Company would become a wholly-owned subsidiary of the new company, and that, when the economic terms on which the Company's shareholders, other than Fresenius AG and its affiliates, will participate in this transaction, have been established, will vote its shares in the Company in favor of the transaction.

TECHNOLOGY FROM FRESENIUS AG

         The Company is dependent on Fresenius AG for the technology and proprietary processes and know-how necessary to manufacture polysulfone dialyzers successfully in the expanded Ogden, Utah plant. The Company also has the contractual right to Fresenius AG's know-how relating to certain peritoneal dialysis products incorporating the Safe-Lock technology in the United States, Canada and Mexico. See "Business -- Patents, Trademarks and Licenses."

         Pursuant to a technology license and know-how agreement, Fresenius AG has granted the Company an exclusive North American license for the technology, processes and know-how necessary to manufacture polysulfone dialyzers. Beginning January 1, 1996, the Company will pay a royalty to Fresenius AG of 4.5% of the Company's net sales of the dialyzers so produced by the Company for a ten-year period, after which the Company will have a paid-up exclusive license. Fresenius AG may make this license non-exclusive if it ceases to own a majority of the Company's Common Stock. The agreement may be terminated by Fresenius AG upon specified defaults, and in addition, may be terminated if a majority of the voting power of the Company is acquired by a company engaged in the treatment, research, development, manufacture or sale of products for treatment of renal disease.

PRODUCTS FROM FRESENIUS AG

         The Company and Fresenius AG are parties to an agreement (the "Distribution Agreement") pursuant to which Fresenius AG has confirmed that the Company acts as the sole North American distributor for Fresenius AG products related to ESRD treatment by hemodialysis and to intensive medicine and infection control applications (excluding pharmaceutical and certain other products) and a distribution and manufacturing agreement for certain of Fresenius AG's intensive care and diagnostic products (the "Intensive Care Agreement"), including the Fresenius AS 104 Cell Separator. The Intensive Care Agreement was entered into during 1994 for an initial term of five years and will continue thereafter from year to year unless terminated. The Company is given both exclusive and non-exclusive rights to manufacture and distribute certain products in North and South America. If the Company fails to meet certain sales goals during the five year initial term, Fresenius AG has the option to terminate the agreement with respect to one or more products or to convert the Company's exclusive rights with respect to one or more products to a non-exclusive right. The Distribution Agreement gives the Company first negotiation rights with respect to products covered by the agreement which Fresenius AG proposes to have manufactured in North America. With respect to the products acquired from Abbott, the Company has retained the exclusive rights in the United States (the rights to Canada and Mexico were retained by Abbott), has granted Fresenius AG a non-exclusive sublicense with respect to these products in Central and South America, Australia and New Zealand and an exclusive (with respect to the Company) sublicense with respect to all other areas acquired from Abbott, including Europe. Taken together, these agreements effectively limit the Company's activities primarily to North America, with limited possibilities for expansion outside of this area.

         In the ordinary course of the Company's business, the Company and Fresenius AG and certain subsidiaries of Fresenius AG enter into various transactions involving the purchase and sale of hemodialysis systems and supplies for assembly and/or distribution by the Company. During 1995, the Company purchased such products for an aggregate purchase price of approximately $90.6 million. Also during 1995, the Company sold products to Fresenius AG and certain of its subsidiaries having an aggregate sales price of approximately $2.5 million. The prices charged to the Company under the Distribution Agreement are negotiated each year by the Company and Fresenius AG based on Fresenius AG's estimated costs and desired profit margins, taking into account the competitive environment in the United States market, and are not to exceed the average of the prices charged to Fresenius AG's other affiliated distributors (except for costs attributable to the manufacture of products for sale primarily in the United States). The Company believes that these prices are no more or less favorable to the Company than the Company could obtain from unaffiliated third parties. The only source of supply for several of the Company's products is Fresenius AG, and there can be no assurance that the prices negotiated will enable the Company to maintain its profit margins on these products. If Fresenius AG is unable to deliver products in accordance with the quantities stipulated in the Company's purchase orders, Fresenius AG is required to allocate its production capacity to the Company's orders in proportion to the greater of the percentage of Fresenius AG's total unit business represented by the Company's purchases during the prior year or the three prior years. Under the Distribution Agreement, Fresenius AG indemnifies the Company for any claims of bodily injury or property damage alleged to have arisen from the possession, use or operation of Fresenius AG's hemodialysis products purchased pursuant to this agreement. While the Company is obligated to provide installation, training, repair, warranty and maintenance services for these products and is responsible for defects in assembly, Fresenius AG reimburses the Company for material costs associated with warranty repairs other than repairs on components or parts purchased by the Company from a source other than Fresenius AG. The Distribution Agreement terminates on the earlier of December 31, 2011, or the date that Fresenius AG loses the power to elect 51% of the Company's board of directors, unless a cause for early termination arises. The prices charged to the Company under the Intensive Care Agreement are based on Fresenius AG's manufacturing cost plus a set profit margin.

         During 1995, trade payables owed by the Company to Fresenius AG and one of its subsidiaries were due in 150 days, and those amounts past due bore interest at a rate of 5.5% per annum. As of December 31, 1995, none of the approximately $41.2 million of trade payables due to Fresenius AG and this subsidiary were over 150 days old.

INVESTMENTS BY FRESENIUS AG

         Fresenius AG is the beneficial owner of all 200,000 outstanding shares of the Company's Series F Preferred Stock, currently convertible into 3,129,883 shares of Common Stock. Fresenius AG also beneficially owns 13,793,442 shares of the Company's outstanding Common Stock and warrants to purchase 1,700,000 shares of Common Stock exercisable at $8.00 per share and warrants to purchase 50,000 shares of Common Stock at an exercise price of $10.57 per share. If Fresenius AG were to convert the Series F Preferred Stock and exercise all warrants currently exercisable, it would hold 18,673,325 shares of Common Stock, or approximately 70.9% of all outstanding shares.

         The practical effect of the provisions relating to the Series F Preferred Stock is to give Fresenius AG, through its ownership of all of the outstanding shares of Series F Preferred Stock and its direct and indirect ownership of Common Stock, an absolute majority of the voting power attributable to each class of the Company's voting securities with respect to all matters. Accordingly, Fresenius AG possesses the ability, through its voting power and its power to elect a majority of the Company's directors and to approve any actions requiring the vote of the Company's stockholders.

         Pursuant to an agreement dated September 8, 1987 (the "1987 Agreement"), on October 2, 1987, Delmed issued and sold to Fresenius AG 200,000 shares of Series F Preferred Stock and a warrant (the "1987 Warrant"), exercisable after December 31, 1987, and on or prior to December 31, 1992. In order to assure the continued effectiveness of certain favorable tax rulings with respect to utilization of the Company's net operating loss carryforwards, in December 1992, the Company repurchased the 1987 Warrant from Fresenius AG at a purchase price of $20,067 (which was determined to be the fair market value of the 1987 Warrant on the date of repurchase).

         The terms of the 1987 Agreement relating to the Series F Preferred Stock, of the Company's Articles of Organization and of the Company's By-laws (adopted in connection with the issue and sale of the Series F Preferred Stock) provide the following special rights to the holders of Series F Preferred Stock.

         - So long as there are at least 100,000 shares of Series F Preferred Stock outstanding:

                  There will be an odd number of directors, a simple majority of whom will be Preferred Directors, while the remaining directors will be Common Directors;

                  All committees of the Board of Directors will have an odd number of members, a simple majority of whom will be elected by the Preferred Directors while the remaining directors will be elected by the Common Directors;

                  A quorum for the conduct of any business by the Board of Directors or a committee of the Board will require the presence of at least one Preferred Director, or at least one director elected to serve on the committee by the Preferred Directors; and

                  Any action taken by the Board of Directors or a committee of the Board will require the affirmative vote of at least one Preferred Director, or at least one director elected to serve on the committee by the Preferred Directors.

         - So long as Fresenius AG holds at least 100,000 shares of Series F Preferred Stock, no person will be nominated to be a Common Director if Fresenius AG reasonably objects to that person.

         - So long as there are at least 50,000 shares of Series F Preferred Stock outstanding:

                  The Articles of Organization of the Company will not be amended without the affirmative vote of a majority of the holders of Series F Preferred Stock voting separately as a class, unless such amendment relates solely to an increase or decrease in the number of authorized shares of Common Stock, a stock split or combination or a limit on the liability of directors; and

                  The Company will not become a party to any transaction involving its merger into another corporation, a merger of another corporation into the Company, the consolidation of the Company with one or more other corporations, the sale or lease of all or substantially all of the assets of the Company or the liquidation of the Company without the affirmative vote of a majority of the holders of Series F Preferred Stock voting separately as a class.

         - So long as any Series F Preferred Stock is outstanding, the Articles of Organization or By-laws of the Company will not be amended, altered or repealed so as to diminish materially the rights, privileges or preferences of the holders of the Series F Preferred Stock without the approval of a majority of the holders of Series F Preferred Stock voting separately as a class.

         - With respect to any matter submitted to a vote of the Company's stockholders with respect to which the holders of Series F Preferred Stock are not entitled to a separate class vote, the holders of Series F Preferred Stock will vote together with the holders of Common stock as a single class, with each holder of Series F Preferred Stock entitled to a number of votes per share equal to the number of shares of Common stock into which such share of Series F Preferred Stock could then be converted (approximately 15.59 votes per share) and each holder of Common stock entitled to one vote per share of Common Stock.

         On February 14, 1990, Delmed entered into an agreement with Fresenius AG and Old FUSA pursuant to which Delmed granted options (the "Options") to Fresenius AG and Old FUSA allowing them to acquire a number of shares of Common stock which would increase their aggregate ownership of Delmed's equity from its then current level of approximately 44% to approximately 80% (excluding the 1987 Warrant). The purchase price for the Options was $5.0 million in cash, which was paid by Fresenius AG and Old FUSA in August 1990 when the Options were approved by Delmed's stockholders. Upon exercise of the Options at the end of 1991, Delmed issued to Fresenius AG and Old FUSA an aggregate of approximately 10.8 million shares of Common stock and received Old FUSA's assets and $11.9 million in cash, which was used to pay indebtedness to another subsidiary of Fresenius AG assumed by the Company in the combination.

         In December 1992, the Company sold 1,501,235 shares of Common stock to Fresenius AG for $7.6 million (approximately $5.06 per share, the closing price of the Company's Common stock on that date). The Company used this cash to pay, in part, indebtedness which the Company owed to a wholly-owned subsidiary of Fresenius AG.

         Fresenius AG and the Company are parties to a Registration Agreement dated February 24, 1993, which supersedes a 1987 agreement between the parties. This agreement grants Fresenius AG demand registration rights with respect to all shares of Common stock held by Fresenius AG or certain of its subsidiaries on February 24, 1993 or issuable to them upon conversion of shares of Series F Preferred Stock or exercise of the Abbott Warrant or exercise of a warrant issued to Fresenius AG, in connection with its agreement to provide credit support for a $25.0 million long-term line of credit (collectively, the "Registrable Shares"). The $25.0 million long-term line of credit, and the related credit support for this line, are no longer available. The Company is to pay all expenses in connection with the first such registration; the holder(s) is responsible for the expenses of subsequent registrations. A holder of Registrable Shares may also request that the Company include its Registrable Shares in registration statements filed by the Company in connection with a public offering of Common stock on behalf of the Company and/or another holder of Common Stock. Except for the shares covered by the agreements, this registration agreement is identical to a registration agreement entered into between the Company and Abbott at the same time with respect to the Common Stock issuable upon exercise of the Abbott Warrant.

FINANCIAL SUPPORT FROM FRESENIUS AG

         Fresenius AG has provided substantial financial support to the Company. Fresenius AG currently provides the following credit support: provision of credit support to assist the Company in obtaining short-term lines of credit and the Abbott Letter of Credit and participation in and assistance with the Company's foreign exchange contracts. Fresenius AG also participated in letters of credit in connection with the Company's industrial revenue bonds until these bonds were pre-paid in 1994.

         As compensation for these services, the Company agreed to pay Fresenius AG an aggregate fee of $336,000 in quarterly payments, the last of which was due in June 1994. Future finance fees will be negotiated depending upon the level of credit support supplied by Fresenius AG. In addition, in February 1993, as consideration for certain past comfort letters given in support of certain short-term borrowings and Fresenius AG's commitment to provide up to $40.0 million of credit support in connection with the Abbott Acquisition, the Company issued Fresenius AG a warrant for 1,700,000 shares of Common stock at an exercise price of $8.00 per share, and granted a sublicense with respect to the Abbott peritoneal dialysis products discussed above. In exchange for its agreement to provide support for a $25.0 million long-term line of credit, the Company issued to Fresenius AG a ten-year warrant for the purchase of 50,000 shares of Common stock at an exercise price of $10.57 per share. This line of credit is no longer available to the Company.

OTHER RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Lipps is the President and Chief Executive Officer of Seratronics. Mr. Baker is President of Andersen Group, Inc., which owns a majority of the outstanding capital stock of Seratronics. Pursuant to a series of agreements with Seratronics and Andersen Group, Inc. entered into in 1985 and extended and amended in 1995, the Company manages, and acts as sole distributor for, the dialyzer reuse business of Seratronics. These agreements required the Company to make minimum net payments of $100,000 per year to Seratronics through 1995 and require the Company to make minimum payments of $50,000 per quarter through February 29, 2000, when the agreements expire by their terms. The agreements, and the payment obligation, originally expired in 1995. The Company has the right to acquire the assets and liabilities of the reuse business for a nominal purchase price and, if it exercises this option, its obligation to make the quarterly payments ends; this option was also extended during 1995, so that it now expires on February 29, 2000. During 1995, the Company, as distributor, purchased dialyzer reuse systems and supplies from Seratronics for an aggregate purchase price of approximately $1.9 million. Management of the Company believes that the terms of such purchases were on a basis no less favorable to the Company than the Company could have obtained with unaffiliated third parties. The results of operations and the assets and liabilities of the Seratronics' reuse business are included in the Company's consolidated financial statements. A portion of Dr. Lipps' salary is paid each year by Seratronics. See"Management -- Executive Compensation."

         The Company and Abbott are parties to a registration agreement dated February 24, 1993. This agreement grants Abbott demand registration rights with respect to all shares issuable upon the exercise of the Abbott Warrant. Pursuant to the terms of a purchase agreement between the Company and Abbott entered into in connection with the Abbott Acquisition, the Company is obligated to purchase stated quantities of Inpersol products through 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" and Notes 11 and 12 of Notes to Consolidated Financial Statements.

         Mr. Ehrlich, a senior employee and several past employees of the Company were granted options under the Company's 1989 Special Stock Option Plan, which replaced grants made under the Company's 1987 Key Employee Stock Purchase Plan. The Company obtained the favorable tax rulings relating to utilization of net operating loss carryforwards discussed above under "Investments by Fresenius AG," in part on the assumption that these grants/options would not expire unvested/unexercised, and the ruling obtained in 1992 also applied to the repurchase of these options at their fair market value. On October 4, 1992, the Board of Directors determined that the Company should also repurchase these options at their then fair market value, which the Board determined to be $0.15 per share. During early 1993, the Company repurchased Mr. Ehrlich's and the senior employee's options at this price. These options would have expired in August 1994 and had a per-share exercise price of $7.50. In June 1994 the Company made secured loans totaling $255,570 to Mr. Ehrlich to allow him to exercise options for 135,000 shares of the Company's Common Stock. The loans included an amount necessary to pay taxes incurred by him by virtue of the exercise. The annual interest rate on the loans was 6%. The largest aggregate amount outstanding during 1995 was $274,737. The loans came due in January 1996 and were paid in full in March 1996.

         The Company and Mr. Ehrlich are parties to a consulting agreement pursuant to which Mr. Ehrlich receives $10,000 annually. The agreement terminates in June 1996.

         Dr. Wagner is a partner of O'Melveny & Myers, a law firm which provided certain legal services to the Company in 1995.

                                                      PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The financial statements and financial statement schedules filed as part of this Report are listed and indexed at Page F-1-A.

         Listed below are all Exhibits filed as part of this Report. Certain Exhibits are incorporated herein by reference to documents filed by the Registrant with the Securities and Exchange Commission (the "Commission") pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended. As permitted by Regulation S-K Item 10(d), certain Exhibits are incorporated herein by reference to certain periodic reports filed by the Registrant more than five yars ago. These periodic reports were filed by the Registrant, Commission File Number 1-8350, and are located in Commission file number 2-33, according to section 200.80f of Title 17 of the Code of Federal Regulations.

3.1 - Restated Articles of Organization of the Registrant, as amended, are incorporated herein by reference to the Registrant's Form 10-K for the 1994 fiscal year.

3.2 - By-laws of the Registrant, as amended, are incorporated herein by reference to the Registrant's Form 10-K for the 1993 fiscal year.

4.1 - See Exhibit 3.1 for description of capital stock contained in the Restated Articles of Organization of the Registrant, and see Exhibit
          3.2 for the rights given to the holders of certain shares of the Registrant.

4.2 - Preferred Stock and Warrant Purchase Agreement dated as of September 8, 1987 between the Registrant and Fresenius Aktiengesellschaft is incorporated herein by reference to the Registrant's Form 10-K for the 1992 fiscal year.

4.3 - Option Agreement dated as of February 14, 1990 among the Registrant, Fresenius Aktiengesellschaft and Fresenius Securities, Inc. is incorporated herein by reference to the Registrant's Form 8-K dated February 15, 1990, located in Commission file number 2-33.

4.3.1 - Amendment No. 1 dated December 31, 1991 to Option Agreement among the Registrant, Fresenius Aktiengesellschaft and Fresenius Securities, Inc. is incorporated herein by reference to the Registrant's Form 10-K for the 1991 fiscal year.

4.4 - Warrant dated February 24, 1993 issued by the Registrant to Abbott Laboratories is incorporated herein by reference to the Registrant's Form 8-K dated February 24, 1993.

4.5 - Warrant dated February 24, 1993 issued by the Registrant to Fresenius Aktiengesellschaft is incorporated herein by reference to the Registrant's Form 8-K dated February 24, 1993.

4.6     - Agreement dated February 16, 1993 between the Registrant and
          Dresdner Bank is incorporated herein by reference to the Registrant's Form 8-K dated February 24, 1993.

4.7     - Agreement dated February 19, 1993 between the Registrant and
          Deutsche Bank is incorporated herein by reference to the Registrant's Form 8-K dated February 24, 1993.

4.9. - Warrant dated April 15, 1994 issued by the Registrant to Fresenius Aktiengesellschaft is incorporated herein by reference to the Registrant's Form S-1, No. 33-78422.

10.1 - 1987 Stock Option Plan is incorporated herein by reference to the Registrant's Form S-8, No. 33-59999.

10.2 - 1989 Special Stock Option Plan is incorporated herein by reference to the Registrant's definitive proxy statement dated May 12, 1989, located in Commission file number 2-33.

10.3 - Supply, License and Know-How Agreement dated June 30, 1981, as amended, between Fresenius Aktiengesellschaft and Registrant is incorporated herein by reference to the Registrant's Form 10-K for the 1990 fiscal year, located in Commission file number 2-33.

10.4    - Agreement Confirming Exclusive Distribution Arrangement dated
          December 30, 1991 between the Registrant and Fresenius AG is incorporated herein by reference to the Registrant's Form 10-K for the 1991 fiscal year.

10.5 - Asset Purchase Agreement dated as of February 24, 1993 between the Registrant and Abbot Laboratories is incorporated herein by reference to the Registrant's Form 8-K dated February 24, 1993.

10.6    - License Agreement dated as of February 24, 1993 between the
          Registrant and Abbott Laboratories is incorporated herein by reference to the Registrant's Form 10-K for the 1992 fiscal year.

10.7 - Registration Agreement dated as of February 24, 1993 between the Registrant and Fresenius Aktiengesellschaft is incorporated herein by reference to the Registrant's Form 10-K for the 1992 fiscal year.

10.7.1. - Letter Agreement dated April 15, 1994 between the Registrant and Fresenius Aktiengesellschaft amending Exhibit 10.7 is incorporated herein by reference to the Registrant's Form S-1, No. 33-78422.

10.8 - Stock Purchase and Warrant Repurchase Agreement dated as of September 25, 1992 between the Registrant and Fresenius
          Aktiengesellschaft is incorporated herein by reference to the Registrant's Form 10-K for the 1992 fiscal year.

10.9 - Agreement dated May 14, 1992 between the Registrant and Fresenius Aktiengesellschaft regarding the acquisition of certain assets of Critikon, Inc. is incorporated herein by reference to the Registrant's Form 10-K for the 1992 fiscal year.

10.10 - Agreement dated July 16, 1992 between the Registrant and Fresenius Aktiengesellschaft regarding Fresenius Pharma (USA) Inc. is incorporated herein by reference to the Registrant's Form 10-K for the 1992 fiscal year.

10.11 - Employment Agreement effective as of January 1, 1992 between the Registrant and Ben Lipps is incorporated herein by reference to the Registrant's Form 10-K for the 1992 fiscal year.

10.12 - Lease, as amended, of premises located at 2367 Shadelands Drive, Walnut Creek, California is incorporated herein by reference to the Registrant's Form 10-K for the 1993 fiscal year.

10.13     - Sublicense Agreement dated as of June 1, 1993 between the
            Registrant and Fresenius Aktiengesellschaft regarding certain assets purchased by the Registrant from Abbott Laboratories is incorporated herein by reference to the Registrant's Form 10-K for the 1993 fiscal year.

10.14     - Purchase Agreement dated December 1, 1992 between the Registrant and Fresenius Aktiengesellschaft regarding cell separators and infusion pumps is incorporated herein by reference to the Registrant's Form 10-K for the 1993 fiscal year.

10.15     - License Agreement dated as of April 22, 1994 between the
            Registrant and Fresenius Aktiengesellschaft regarding polysulfone dialyzers is incorporated herein by reference to the Registrant's Form S-1, No. 33-78422.

10.16     - The Registrant's 1993 Stock Option Plan for Non-Employee Directors
            is incorporated herein by reference to the Registrant's Form S-8, No. 33-61411.

10.17     - Security Agreement dated as of June 13, 1994 between the
            Registrant and Robert S. Ehrlich is incorporated herein by reference to the Registrant's Form 10-K for the 1994 fiscal year.

10.17.1   - Option Exercise Note of Robert S. Ehrlich is incorporated herein by reference to the Registrant's Form 10-K for the 1994 fiscal year.

10.17.2   - Tax Note of Robert S. Ehrlich is incorporated herein by reference to the Registrant's Form 10-K for the 1994 fiscal year.

10.18.    - Limited Distribution Agreement dated as of December 2, 1994 between the Registrant and Fresenius Aktiengesellschaft regarding intensive care products is incorporated herein by reference to the Registrant's Form 10-K for the 1994 fiscal year.

10.19     - Participation Agreement, dated as of March 31,1995, among the
            Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G. is filed herewith.

10.19.1   - Amendment No. 1 dated as of June 30, 1995 to Participation
            Agreement among the Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G. is filed herewith.

10.19.2   - Amendment No. 2 dated as of July 31, 1995 to Participation
            Agreement among the Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G. is filed herewith.

10.19.3   - Amendment No. 3 dated December 29, 1995 to Participation Agreement among the Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G. is filed herewith.

10.20     - Lease Agreement dated as of March 31, 1995 between the Registrant and First Security Bank of Utah, N.A. is filed herewith.

10.21     - Credit Agreement dated as of January 3, 1995 between the Registrant and Deutsche Bank A.G. is filed herewith.

11.       - Calculation of Earnings Per Share is filed herewith.

21.       - A list of the Registrant's subsidiaries is incorporated herein by reference to the Registrant's Form S-1, No. 33-78422.

23.       - The consent of independent public accountants KPMG Peat Marwick LLP is filed herewith.

27.       - The Registrant's Financial Data Schedule is filed herewith.

         Pursuant to Item 4(iii) of Item 601 Regulation S-K, the Registrant has filed as Exhibits only the instruments defining the rights of holders of long-term debt with respect to which the total amount of securities authorized thereunder exceeds 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish to the Commission upon its request copies of other instruments defining the rights of holders of long-term debt. The Registrant also agrees to furnish to the Commission upon its request copies of any omitted schedule or exhibit to any exhibit filed herewith.

         (b) No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRESENIUS USA, INC.

                                            BEN LIPPS
                                            -------------------
                                            Ben Lipps
                                            President and Chief
                                              Executive Officer

Date:  March 30, 1996

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Title                                        Date
- ---------                                -----                                        ----
GERD KRICK                   Chairman of the Board and Director                   March 30, 1996
- -----------------------
Gerd Krick


BEN LIPPS                    President, Chief Executive Officer                   March 30, 1996
- -----------------------      (Principal Executive Officer)
Ben Lipps                    and Director

ROBERT E. FARRELL            Corporate Group Vice President - Administration,     March 30, 1996
- -----------------------      General Counsel and Clerk
Robert E. Farrell


HEINZ SCHMIDT                Corporate Group Vice President - Finance and         March 30, 1996
- -----------------------      Treasurer (Principal Financial and
Heinz Schmidt                Accounting Officer)

ROBERT S. EHRLICH            Director                                             March 30, 1996
- -----------------------
Robert S. Ehrlich

JAMES F. MARTEN              Director                                             March 30, 1996
- -----------------------
James F. Marten

FRANCIS E. BAKER             Director                                             March 30, 1996
- -----------------------
Francis E. Baker

MATHIAS KLINGLER             Director                                             March 30, 1996
- -----------------------
Mathias Klingler

ULRICH WAGNER                Director                                             March 30, 1996
- -----------------------
Ulrich Wagner

                      FRESENIUS USA, INC. AND SUBSIDIARIES

              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                         FOR ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                        DECEMBER 31, 1995, 1994 AND 1993

                                                                                         Page
                                                                                         ----
Independent Auditors' Report                                                              F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994                              F-2

Consolidated Statements of Operations for the Years ended December 31, 1995, 1994
         and 1993                                                                         F-3

Consolidated Statements of Stockholders' Equity for the Years ended December 31,
         1995, 1994 and 1993                                                              F-4

Consolidated Statements of Cash Flows for the Years ended December 31, 1995,
         1994 and 1993                                                                    F-5

Notes to Consolidated Financial Statements                                                F-7

Financial Statement Schedule                                                              F-32

                                   - F-1-A -

                          Independent Auditors' Report


The Board of Directors and Stockholders Fresenius USA, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Fresenius USA, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresenius USA, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG PEAT MARWICK LLP

San Francisco, California
February 2, 1996

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1995 and 1994

           (Dollars and shares in thousands, except per share amounts)

                        Assets                                              1995         1994
                                                                            ----         ----
Current assets:
     Cash                                                                $   2,330        2,315
     Trade accounts receivable, less allowance for doubtful
        accounts of $1,324 in 1995 and $1,744 in 1994                       57,052       42,671
     Inventories, net                                                       65,706       52,704
     Prepaid expenses and other current assets                               3,258        1,893
     Deferred taxes                                                          4,594         --
                                                                         ---------    ---------
                    Total current assets                                   132,940       99,583

Property, plant and equipment, net                                          48,492       45,956
Intangible assets, net                                                      36,863       39,498
Other assets, net                                                            6,626          311
                                                                         ---------    ---------
                                                                         $ 224,921      185,348
                                                                         =========    =========
         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities:
     Accounts payable                                                    $  16,276       13,128
     Accounts payable to affiliates, net                                    41,229       33,361
     Accrued expenses                                                       13,577       12,214
     Short-term borrowings                                                  33,149       22,330
     Short-term borrowings from Fresenius AG                                 3,650        4,380
     Current portion of long-term debt and capital lease obligations        11,703        9,496
     Income taxes payable                                                      365           95
                                                                         ---------    ---------
                    Total current liabilities                              119,949       95,004

Note payable, less current portion                                           1,275        1,861
Note payable to FNA                                                            274          274
Long-term debt and capital lease obligations, less current portion          24,821       27,637
                                                                         ---------    ---------
                    Total liabilities                                      146,319      124,776
                                                                         ---------    ---------
Commitments and contingencies (notes 12, 13, 16, 19 and 21)

Stockholders' equity
     Series F preferred stock, authorized 600 shares, $1.00 par value,
        200 shares issued and outstanding                                      200          200
     Common stock, authorized 40,000 shares, $.01 par value,
        issued and outstanding 21,465 shares in 1995 and
        21,205 shares in 1994                                                  215          212
     Capital in excess of par value                                        141,136      139,510
     Currency translation adjustment                                           (80)         (94)
     Accumulated deficit                                                   (62,869)     (79,256)
                                                                         ---------    ---------
                    Total stockholders' equity                              78,602       60,572
                                                                         ---------    ---------
                                                                         $ 224,921      185,348
                                                                         =========    =========

See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1995, 1994 and 1993

                    (Dollars and shares in thousands, except

                               per share amounts)

                                                        1995       1994       1993
                                                        ----       ----       ----
Net sales                                            $ 304,964    254,344    205,960
Cost of sales                                          212,102    175,766    140,960
                                                     ---------    -------    -------
                    Gross profit                        92,862     78,578     65,000

Operating expenses:
     Selling, general and administrative                72,547     64,643     54,213
     Research and development                            2,289      1,846      1,500
                                                     ---------    -------    -------
                    Operating income                    18,026     12,089      9,287

Other expense (income):
     Interest income                                      (218)      (303)      (204)
     Interest expense                                    5,142      4,498      4,835
     Equity in earnings of Fresenius Brent                --         --          (86)
     Other, net                                            149         17        149
                                                     ---------    -------    -------
                    Income before income taxes          12,953      7,877      4,593
Income tax expense (benefit)                            (3,434)       723        900
                                                     ---------    -------    -------
                    Net income                       $  16,387      7,154      3,693
                                                     =========    =======    =======
Net income per common and common equivalent share:
        Primary                                      $     .61        .32        .18
                                                     =========    =======    =======
        Fully diluted                                $     .59        .31        .18
                                                     =========    =======    =======

Weighted average number of shares of common
     stock and common stock equivalents used to
     compute net income per common and
     common equivalent share:
        Primary                                         26,647     23,926     20,660
                                                     =========    =======    =======
        Fully diluted                                   27,844     23,926     20,660
                                                     =========    =======    =======

See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)



                                              Preferred stock     Common stock
                                              ---------------   ---------------    Capital                                 Total
                                               Number           Number            in excess     Currency      Accumu-      stock-
                                                 of               of                of par     translation     lated      holders'
                                               shares  Amount   shares   Amount     value      adjustment     deficit      equity
                                               ------  ------   ------   ------   ---------    -----------   --------     --------
Balances, December 31, 1992                      200    $200    17,169    $172    $ 120,796      $(28)       $(90,103)    $ 31,037

Conversion of note receivable into common
   stock                                         --      --        468       4        1,705       --             --          1,709
Issuance of common stock warrants                --      --       --       --           449       --             --            449
Proceeds from issuance of common stock           --      --       --       --           162       --             --            162
Currency translation adjustment                  --      --       --       --          --         (44)           --            (44)
Net income                                       --      --       --       --          --         --            3,693        3,693
                                                 ---    ----    ------    ----    ---------      ----        --------     --------
Balances, December 31, 1993                      200     200    17,637     176      123,112       (72)        (86,410)      37,006

Proceeds from issuance of common stock in
   public offering                               --      --      3,450      35       16,142       --             --         16,177
Proceeds from issuance of common stock
   through exercise of options                   --      --        118       1          511       --             --            512
Loan receivable for exercise of  stock option    --      --       --       --          (255)      --             --           (255)
Currency translation adjustment                  --      --       --       --          --         (22)           --            (22)
Net income                                       --      --       --       --          --         --            7,154        7,154
                                                 ---    ----    ------    ----    ---------      ----        --------     --------
Balances, December 31, 1994                      200     200    21,205     212      139,510       (94)        (79,256)      60,572

Common stock offering costs                      --      --       --       --          (188)      --             --           (188)
Proceeds from issuance of common stock
   through exercise of options                   --      --        260       3        1,605       --             --          1,608
Repayment of loan receivable for exercise
     of stock option                             --      --       --       --           209       --             --            209
Currency translation adjustment                  --      --       --       --          --          14            --             14
Net income                                       --      --       --       --          --         --           16,387       16,387
                                                 ---    ----    ------    ----    ---------      ----        --------     --------
Balances, December 31, 1995                      200    $200    21,465    $215    $ 141,136      $(80)       $(62,869)    $ 78,602
                                                 ===    ====    ======    ====    =========      ====        ========     ========

See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                                    1995        1994        1993
                                                                    ----        ----        ----
Cash flows from operating activities:
     Net income                                                   $ 16,387       7,154       3,693
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                            10,591       8,772       6,893
           Equity in earnings of Fresenius Brent                      --          --           (86)
           Deferred tax benefit                                     (4,666)       --          --
           Gain on sale of fixed assets                               --           (46)        (75)
           Stock warrant issued to Fresenius AG as
               compensation for credit support                        --          --            75
           Changes in operating assets and liabilities:
               Trade accounts receivable, net                      (14,381)     (2,679)    (14,090)
               Accounts receivable from affiliated
                  companies, net                                      --          --         1,820
               Inventories, net                                    (13,410)     (9,199)     (6,800)
               Other current and non-current assets                 (1,219)        696        (837)
               Accounts payable and accrued expenses                 4,511        (299)     12,514
               Income taxes payable                                    270        (358)        453
               Increase in net operating assets resulting from
                  the acquisition of Fresenius Brent                  --          --           782
                                                                  --------     -------     -------
                    Net cash (used in) provided by operating
                       activities                                   (1,917)      4,041       4,342
                                                                  --------     -------     -------

Cash flows from investing activities:
     Purchase of Abbott's renal dialysis business                     --          --       (31,000)
     Expenditures for the direct costs of acquisitions                --          --          (737)
     Purchases of property, plant and equipment                    (37,106)    (25,963)     (8,226)
     Dispositions of property, plant and equipment                   1,312         429        --
     Proceeds from sale of property, plant and equipment              --            46         128
     Validation cost expenditures                                   (6,642)       --          --
                                                                  --------     -------     -------
                    Net cash used in investing activities          (42,436)    (25,488)    (39,835)
                                                                  --------     -------     -------

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                                 1995        1994        1993
                                                                 ----        ----        ----
Cash flows from financing activities:
     Changes in accounts payable to affiliates, net            $  7,868       5,083       5,386
     Proceeds from short-term borrowings                         55,949      17,911      10,264
     Proceeds from capital lease financing                        9,103        --          --
     Proceeds from sale/leaseback of equipment                   26,970        --          --
     Repayment of short-term borrowings                         (45,130)     (9,785)     (2,430)
     (Repayments of) proceeds from long-term payable               (586)       (556)      2,417
     Proceeds from long-term borrowings                            --          --        25,000
     Principal payments of long-term debt and capital lease
        obligations                                             (11,435)    (10,877)     (1,178)
     Proceeds from issuance of common stock                       1,629      16,689         162
     Loan receivable for exercise of stock option                  --          (255)       --
                                                               --------     -------     -------
                    Net cash provided by financing
                       activities                                44,368      18,210      39,621
                                                               --------     -------     -------
Net increase (decrease) in cash                                      15      (3,237)      4,128
Cash at beginning of year                                         2,315       5,552       1,424
                                                               --------     -------     -------
Cash at end of year                                            $  2,330       2,315       5,552
                                                               ========     =======     =======
Supplementary cash flow information:
     Cash paid for interest, net of amounts capitalized        $  4,848       2,793       3,237
                                                               ========     =======     =======
     Cash paid for income taxes                                $    966       1,126         477
                                                               ========     =======     =======
Supplementary schedule of non-cash activities:
     Acquisition of equipment through obligations under
        capital leases                                         $  1,248       1,094       1,231
                                                               ========     =======     =======
     Disposal of assets under capital leases                   $    255         135        --
                                                               ========     =======     =======
     Acquisition of license technology in exchange for
        inventory and debt                                     $   --           908        --
                                                               ========     =======     =======
     Note payable issued as partial consideration for the
        Abbott acquisition                                     $   --          --        10,629
                                                               ========     =======     =======
     Issuance of common stock warrants                         $   --          --           449
                                                               ========     =======     =======
     Common stock issued upon conversion of
        the note receivable from Fresenius Brent               $   --          --         1,709
                                                               ========     =======     =======

See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993
                (Dollars in thousands, except per share amounts)

(1)     DESCRIPTION OF BUSINESS

        Fresenius USA, Inc. and subsidiaries (the Company) is a manufacturer and distributor of medical products and systems for sale primarily in the United States and Canada for the treatment of kidney failure by hemodialysis and by peritoneal dialysis. The Company is one of only two companies in the United States offering a full line of both hemodialysis and peritoneal dialysis machines and disposable products. These products are used to cleanse a patient's blood of waste products and fluids normally eliminated by properly functioning kidneys. The Company also sells cell separation products designed for the therapeutic removal of diseased blood components as well as collection of donor blood components for transfusion.

 (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     Principles of Consolidation

        The consolidated financial statements include the accounts of Fresenius USA, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        (b)     Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (c)     Inventories

        Inventories are stated at the lower of cost (determined by using the first-in, first-out method) or market value.

        (d)     Property, Plant and Equipment

        Property, plant, and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of future minimum lease payments at the inception of the lease.

        Depreciation on property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to thirty years. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

        The Company capitalizes interest on borrowed funds during construction periods. Interest capitalized during 1995, 1994 and 1993 was $526, $481, and $22, respectively.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

        (e)     Intangible Assets

        Intangible assets consist of goodwill (the excess cost over net assets acquired), manufacturing technology, patents, distribution rights, licenses and other intangible assets. Intangible assets are amortized on a straight line basis over the estimated useful lives of the assets ranging from four to twenty-five years.

        The Company assesses the recoverability of intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows.

        (f)     Other Assets

        In 1995, the Company completed construction of a dialyzer plant addition to its manufacturing facility in Ogden, Utah. Included in other assets are $6,375 of validation costs, net of accumulated amortization of $267, incurred to qualify the products and the associated manufacturing processes for approval by the U.S. Food and Drug Administration. Such costs are being amortized on a straight-line basis over an estimated useful life of 3 years upon commencement of manufacturing.

        (g)     Financial Instruments

        Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposures and are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related asset or liability being hedged. Gains and losses resulting from effective hedges of existing assets, liabilities or firm commitments are recognized when the offsetting revenues and expenses are recognized on the related hedged items.

        (h)     Foreign Currency Translation

        The financial statements of the Company's foreign subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. Net assets of the subsidiaries with "functional" currencies other than the U.S. dollar are translated at the year-end rate of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of stockholders' equity.

        (i)     Revenue Recognition Policy

        Revenues are recognized when title to the product has passed to the buyer, either at the time of shipment or upon receipt by the customer.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

        (j)     Income Taxes

        Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        (k)     Net Income Per Common and Common Equivalent Share

        Net income per common share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each year based on the modified treasury stock method. Stock options, common stock warrants, and the Series F preferred stock are considered to be common stock equivalents.

        The application of the treasury stock method is modified when the outstanding number of common shares which would be issued if all outstanding options and warrants and their equivalents were exercised exceeds 20% of the number of common shares outstanding at the end of the period. When this 20% test is met, the treasury stock method is first applied to purchase no more than 20% of the number of common shares outstanding at the end of the period. The balance of any proceeds remaining is then applied to reduce debt with appropriate recognition given for any interest expense savings net of income tax expense. These calculations are aggregated to determine whether the effect on net income per common share is dilutive or antidilutive. When dilutive, all of the calculations are utilized when computing net income per common share.

        The computation of fully diluted income per common share would also include the effect of converting other outstanding securities such as convertible debt, when the effect is dilutive, and the additional dilution related to stock options when the market price at the end of the period is higher than the average price for the period.

        (l)     Major Customers and Concentrations of Credit Risk

        Trade receivables are financial instruments which potentially expose the Company to concentrations of credit risk. As of December 31, 1995, approximately 10% of the recorded trade receivables were concentrated with a major customer. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial condition. The Company does not require collateral on credit sales to its customers. Revenues from the major customer constituted 12% of total revenues for the year ended December 31, 1995.

        (m)     Reclassifications

        Certain reclassifications not affecting the Company's net income have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.

                                                                     (Conitnued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


(3)     RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS No. 123

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 is effective beginning January 1, 1996 and applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. SFAS No. 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. The statement encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income, however, they must apply the disclosure requirements of SFAS No. 123. If the Company adopts the fair value based method of SFAS No. 123, a higher compensation cost would result for fixed stock option plans and a different compensation cost will result for the Company's contingent or variable stock option plans. The Company will adopt the disclosure provisions of SFAS No. 123 on January 1, 1996. Such adoption is not expected to impact operating results.

        SFAS No. 121

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 31, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Company expects to hold and use should be based on the fair value of the asset. Adoption of this statement in 1996 is not expected to effect the Company's accounting treatment for long-lived assets.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


 (4)    INVESTMENTS AND ACQUISITIONS

        Investment in Fresenius Brent

        On January 17, 1990, the Company formed a joint venture (Fresenius Brent) with Medihold Ltd. to market and sell the Company's medical products in Canada. The Company's initial investment in Fresenius Brent, a Canadian operation, was $200 Canadian dollars (approximately $168 U.S.). This investment was accounted for using the equity method through May 1993. The Company's 1992 investment balance differed from the Company's 50% underlying equity in Fresenius Brent due to the elimination of intercompany profits remaining in Fresenius Brent's ending inventories.

        During May 1993, the Company purchased the remaining 50% equity in Fresenius Brent from Medihold Ltd. in exchange for a $1,709 convertible note. The excess of the purchase price over the fair value of the net assets acquired of $1,318 has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. In July 1993, the note was converted into 434,000 shares of the Company's common stock.

        The balance sheet of Fresenius Brent has been included in the Company's consolidated financial statements as of December 31, 1995 and 1994. The results of operations of Fresenius Brent have been included in the consolidated financial statements since May 1, 1993. All significant intercompany balances and transactions have been eliminated.

        Critikon Purchase

        On July 15, 1992, the Company purchased from Critikon, Inc., a subsidiary of Johnson and Johnson, certain patents, inventory and other assets used in connection with its RATEMINDER fluid delivery product line for approximately $3,700. The $3,700 purchase price included a cash payment of $500 and an obligation of $3,200 paid as inventory is used. At December 31, 1995, the Company owed $1,565 to be paid as inventory is used. The acquisition has been accounted for using the purchase method of accounting.

        Abbott Acquisition

        On February 24, 1993, the Company purchased from Abbott Laboratories (Abbott) certain assets used in connection with its renal dialysis business in the United States, Australia and New Zealand for a total purchase price of $41,857. As consideration for the purchase, the Company paid $31,000 in cash, issued a term note payable for $10,629, and granted a common stock warrant for the purchase of 1,750,000 shares of the Company's common stock which was valued at $228. The common stock issuable upon exercise of the warrant is subject to certain registration rights. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations from the acquisition have been included in the Company's consolidated financial statements from February 24, 1993 (note 23). The excess of the purchase price over the fair value of the net identifiable assets acquired of $19,378 has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The assets acquired from Abbott consisted of the following:

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


                         Rental equipment                    $ 3,000
                         Manufacturing technology             15,629
                         Patents                               2,500
                         Distribution rights                   1,250
                         Covenant not to compete                 100
                         Goodwill                             19,378
                                                             -------
                                                             $41,857
                                                             =======

        With respect to the products acquired from Abbott, the Company has retained the exclusive rights in the United States (the rights to Canada and Mexico were retained by Abbott), has granted Fresenius Aktiengesellschaft (Fresenius AG) a non-exclusive sublicense with respect to these products in Central and South America, Australia and New Zealand and an exclusive (with respect to the Company) sublicense with respect to all other areas acquired from Abbott, including Europe in exchange for the credit support provided by Fresenius AG to finance the acquisition.

 (5)    INVENTORIES

        As of December 31, inventories consisted of the following:

                                                          1995            1994
                                                          ----            ----
Raw materials and purchased components                  $ 32,192         23,071
Work in process                                           10,504          4,237
Finished goods                                            25,707         27,464
                                                        --------        -------
                                                          68,403         54,772
Reserves                                                  (2,697)        (2,068)
                                                        --------        -------
    Inventories, net                                    $ 65,706         52,704
                                                        ========        =======

              Depreciation expense for demo and evaluation inventory was $408 for the year ended December 31, 1995 which was charged to the inventory reserve. There was no depreciation expense for this inventory in 1994 or 1993.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


 (6)    PROPERTY, PLANT AND EQUIPMENT

        As of December 31, property, plant and equipment consisted of the following:

                                                             1995         1994
                                                             ----         ----
              Land                                         $    344         325
              Buildings and improvements                     19,013      10,353
              Machinery and equipment                        29,071      14,596
              Machinery, equipment and rental equipment
                 under capital leases                         9,816      11,429
              Rental equipment                               17,031      17,160
              Loaned equipment                                2,784       2,353
              Construction in progress                        2,693      16,286
                                                           --------     -------
                                                             80,752      72,502
              Accumulated depreciation and amortization     (32,260)    (26,546)
                                                           --------     -------
                  Property, plant and equipment, net       $ 48,492      45,956
                                                           ========     =======

        Depreciation and amortization expense for property, plant and equipment amounted to $7,281, $6,541 and $5,140 for the years ended December 31, 1995, 1994 and 1993, respectively.

        Included in property, plant and equipment as of December 31, 1995 and 1994, was $14,619 and $11,521, respectively, of net rental equipment. The rental equipment consists of peritoneal dialysis cycler machines which the Company leases to customers with end stage renal disease on a month-to-month basis. Rental income for this equipment was $1,767, $2,203 and $1,586 for the years ended December 31, 1995, 1994 and 1993, respectively.

        Included in property, plant and equipment as of December 31, 1995 were approximately $2 million of engineering charges from Fresenius AG associated with construction of the dialyzer plant in Odgen, Utah.

        Accumulated depreciation related to machinery, equipment and rental equipment under capital leases was $2,588 and $9,094 at December 31, 1995 and 1994, respectively.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


 (7)    INTANGIBLE ASSETS

        As of December 31, intangible assets consisted of the following:

                                              1995        1994
                                            --------     -------
              Goodwill                      $ 20,795      20,795
              Manufacturing technology        15,629      15,629
              Patents                          3,421       3,421
              Distribution rights              1,250       1,250
              Other                            2,927       2,927
                                            --------     -------
                                              44,022      44,022
              Accumulated amortization        (7,159)     (4,524)
                                            --------     -------
                  Intangible assets, net    $ 36,863      39,498
                                            ========     =======

        Amortization expense for intangible assets amounted to $2,635, $2,231 and $1,753 for the years ended December 31, 1995, 1994 and 1993, respectively.

(8)     SHORT-TERM BORROWINGS

        Short-term borrowings of $33,149 and $22,330 at December 31, 1995 and 1994, respectively, represent amounts borrowed under lines of credit with six commercial banks. The Company pays commitment fees ranging from 1/8% - 1/4% per annum on the unused portion of the commitments. The weighted average interest rate on short-term borrowings outstanding as of December 31, 1995 and 1994 was 6.55% and 5.48%, respectively. The lines of credit at December 31, 1995 expire through May 1996 and are expected to be renewed by the Company. In March 1995, the Company replaced a $15.0 million line of credit supported by Fresenius AG with a $20.0 million line of credit from a commercial bank independent of support from Fresenius AG. This line of credit is secured by the Company's accounts receivable and contains various covenants including, but not limited to, requirements for maintaining defined levels of working capital, net worth, capital expenditures and various financial ratios.

        The Company had lines of credit totaling $47,000 of which $13,851 remains available to be borrowed at December 31, 1995. Fresenius AG has provided credit support for $27,000 of these lines of credit (note 19).

 (9)    SHORT-TERM BORROWINGS FROM FRESENIUS AG

        At December 31, 1995 and 1994, short-term borrowings under a line of credit from Fresenius AG consist of $3,650 and $4,380, respectively. As of December 31, 1995, the total borrowing available under the line of credit is $3,650 with a weighted average interest rate of 7.563%. The line expires in the first quarter of 1996 and is expected to be renewed by the Company.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


(10)    NOTE PAYABLE

        In connection with the Abbott acquisition, the Company entered into an obligation relating to the purchase of OPTUM devices. During 1993, the Company fulfilled this obligation by taking possession of these OPTUM devices and entering into a note payable agreement. This note payable was discounted with an imputed interest rate of 5.68%. As of December 31, 1995, the long-term portion of the discounted note payable was $1,275 due over the next three years.

 (11)   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        As of December 31, long-term debt consisted of the following:

                                                                 1995        1994
                                                               --------     -------
              Term loan (a)                                    $ 18,750      25,000
              Note payable, discounted to present value (b)       6,724       8,731
              Capital leases (c)                                 10,562       2,814
              Other, discounted to present value                    488         588
                                                               --------     -------
                                                                 36,524      37,133
              Less current maturities                           (11,703)     (9,496)
                                                               --------     -------
                                                               $ 24,821      27,637
                                                               ========     =======

                  (a) In connection with the purchase of certain assets from
                      Abbott, the Company entered into a term loan with a commercial bank to borrow $25,000 at 5.68% per annum, due quarterly. The loan is due in annual installments of $6,250 beginning February 1995 and each year thereafter through February 1998. The term loan is guaranteed by Fresenius AG.

                  (b) In consideration for proprietary technology acquired from
                      Abbott, the Company paid $5,000 to Abbott in cash at closing and issued a note to Abbott for $12,500 due in annual installments of $2,500 beginning February 1994 through February 1998. The remaining obligation has been discounted with an imputed interest rate of 5.68%. This note is secured by a standby letter of credit expiring March 31, 1998, totaling $10,000. The Company must pay a commitment fee of 0.5% per annum due quarterly on the outstanding letter of credit.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


                  (c) Future minimum lease payments under capital leases as of
                      December 31, 1995 are:

                      For the years ended December 31:
                         1996                                               $  4,143
                         1997                                                  3,647
                         1998                                                  3,210
                         1999                                                  1,406
                         2000                                                      3
                                                                            --------
                                                                              12,409

                         Amount representing interest (at 9%-10%)             (1,847)
                                                                            --------
                         Present value of capital lease obligations           10,562

                         Current portion of capital lease obligations         (3,203)
                                                                            --------
                         Capital lease obligations, less current portion    $  7,359
                                                                            ========

                Aggregate annual payments applicable to long-term debt for the three years subsequent to December 31, 1995 are:

                      For the years ended December 31:
                             1996                                           $ 8,500
                             1997                                             8,673
                             1998                                             8,789
                                                                            -------
                                                                            $25,962

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


(12)    COMMITMENTS

        Operating Leases

        The Company leases facility space and machinery and equipment under various lease agreements expiring at dates through 1998.

        On March 31, 1995, the Company entered into a sale leaseback arrangement with a bank which covers the sale by the Company of approximately $19.0 million of certain new equipment of the Company's dialyzer manufacturing facility at its Ogden, Utah plant to the bank and the leaseback of the equipment under a four year operating lease that has renewal options and a purchase option at fair market value. Although the rent payments on the lease are variable based on the three-month London Interbank Offered Rate (LIBOR), the Company has effectively fixed its rent expense through the use of interest rate swap agreements (note 13). On December 29, 1995, an additional $8.0 million for similar new equipment was sold and leased back under the above referenced four year renewable lease. If the Company elects not to purchase the equipment or renew the lease at the end of the lease term, the Company will be obligated to pay a termination fee of up to $20,250 to be offset by sales proceeds from the Company remarketing the equipment.

        Rental expense under operating leases was $2,626, $1,462 and $2,428 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum rental payments under noncancelable operating leases, including the effective fixed payments under the above leaseback, as of December 31, 1995 are:

              For the years ended December 31:
                     1996                                                $ 3,801
                     1997                                                  2,909
                     1998                                                  2,429
                     1999                                                  1,104
                     2000                                                    257
                                                                         -------
                                                                         $10,500

        Purchase Commitments

        Under the terms of the purchase agreement with Abbott, the Company is obligated to purchase stated quantities of Inpersol dialysis solutions, saline solutions and other renal dialysis ancillary products. Over the next two years, the minimum purchase commitments under the agreement are approximately $22 million annually.
                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


 (13)   FINANCIAL INSTRUMENTS

        Foreign Exchange Contracts

        The Company has entered into foreign exchange contracts as a hedge against foreign currency exchange risks associated with the settlement of Deutsche mark denominated trade payables to Fresenius AG. Gains and losses on these contracts are offset against foreign exchange gains or losses realized on the settlement of those payables.

        At December 31, 1995, the Company had contracts to purchase 48.0 million Deutsche marks at a fixed rate on the date of settlement. The contracts mature at various dates through 1996. The fair value of the foreign exchange contracts is the estimated amount that the Company would receive or pay to terminate the agreements. As of December 31, 1995, the cost to terminate the foreign exchange contracts is estimated to be insignificant.

        Interest Rate Swap Agreements

        At December 31, 1995, the Company had two interest rate swap agreements outstanding with a commercial bank for notional amounts of $17,400 and $7,634, respectively. These agreements effectively change the Company's rent expense on its variable payment operating lease to fixed rates based on 8.02% and 5.60%, respectively. The interest rate swap agreements outstanding as of December 31, 1995 expire in March, 1999. While the Company does not anticipate nonperformance by counterparties, the Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreement.

        The fair value of the interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements. This estimate is subjective in nature and involves uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. As of December 31, 1995, the cost to terminate the swap agreements is estimated to be $1,190.

(14)    STOCKHOLDERS' EQUITY

        Common Stock Offering

        During 1994, the Company successfully completed a public offering of 3,450,000 shares of its common stock, realizing proceeds, after payment of expenses, of approximately $16,177. During the first quarter of 1995, the Company paid an additional $188 of expenses related to the cost of the public offering.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


        Preferred Stock

        The 200,000 shares of Series F preferred stock were issued to Fresenius AG in October 1987 and is presently convertible into 3,129,883 shares of common stock. The holder is entitled to elect a majority of the Company's directors and is entitled to preference in liquidation over common stockholders of $100 per Series F share, but is not entitled to receive dividends. The holder is entitled to an adjustment in the number of common shares into which the Series F preferred stock is convertible under certain circumstances.

(15)    COMMON STOCK OPTIONS

        The Company has four stock option plans (the Plans) which grant employees and officers the option to purchase the Company's common stock. At December 31, 1995, a total of 2,764,420 shares of the Company's common stock were reserved for issuance of stock options already granted or available for future grant, of which 635,525 shares were available for future issuance. During 1995, all stock options were granted with an exercise price equal to fair market value on the date of grant.

        The 1976 Plan

        The Company's 1976 Stock Option Plan (the 1976 Plan) provided for the purchase of the Company's common stock by officers and key employees of the Company. The 1976 Plan provided for non-incentive stock options, all of which vested over a period not to exceed four years from the date of grant and expire not more than ten years from the date of grant. No options were granted under the 1976 Plan after December 1986.

        The 1985 Plan

        The Company's 1985 Special Stock Option Plan (the 1985 Plan) provided for the grant of non-incentive options to certain employees as compensation for an unanticipated two-week shutdown which occurred in 1985. All options under the 1985 Plan were granted in 1985 and vested in 1986. The 1985 Plan expired in 1995.

        The 1987 Plan

        The Company's 1987 Stock Option Plan (the 1987 Plan) currently provides for granting non-incentive and incentive stock options to key employees of the Company. In general the stock options outstanding under the 1987 Plan vest in a period not to exceed four years and expire not more than ten years from the date of grant. However, certain options granted under the 1987 Plan are exercisable on such other terms as determined by the Compensation Committee or the Board of Directors.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


        In July 1995, the Board of Directors granted options to the President of the Company to purchase 450,000 shares of the Company's common stock under the 1987 plan subject to shareholder approval of an amendment to the 1987 Plan to provide that the maximum number of shares for which options maybe granted under the 1987 Plan to any individual during the remaining term of the 1987 Plan shall be limited to 1,000,000 shares. These options vest upon the earlier of (a) the Company's common stock attaining certain market prices, or (b) on June 30, 2002. As of December 31, 1995, options to purchase 225,000 shares of the total 450,000 shares of the Company's common stock has vested.

        The 1989 Plan

        In 1989, the Board of Directors approved the 1989 Special Stock Option Plan (the 1989 Plan) effectively replacing another plan which has since terminated. All options granted under the 1989 Plan expire starting in August 1996 through May 1997 and are immediately exercisable upon issuance. No options were granted under the 1989 Plan after 1991.

        The Directors' Plan

        In June 1994, the stockholders of the Company approved a Directors' Stock Option Plan (the Directors' Plan), pursuant to which each current non-employee director of the Company received a grant of options for 30,000 shares of common stock vesting at a rate of 10,000 per year in each of 1994, 1995, and 1996. Two directors who are also either officers and/or directors of Fresenius AG declined to accept any options under the Directors' Plan. Future non-employee directors will receive a grant of options for 30,000 shares of common stock upon their election. The options will vest at a rate of 10,000 per year on the first, second, and third anniversaries of the director's initial election.

        During 1995, the Directors' Plan was amended to permit each director to elect whether to receive all or none of the directors' fees due to that director during a calendar year in the form of options. All options received in lieu of directors' fees vest 100% upon grant. With respect to each directors' fee payable in options, a non-employee director will receive an option for a number of shares of the Company's common stock determined by the following formula: (Amount of directors' fee otherwise payable in cash) divided by (60% of the exercise price of the option), where the exercise price of the option is the closing price of the Company's stock on the date the directors' fee would otherwise be paid. The number of shares determined by application of this formula will be rounded to the nearest whole share. The options will expire ten years from the date of grant.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


        Stock option transactions are summarized as follows:

                                                                                              Average
                                                                          Shares               price
                                                                      (in thousands)           range
                                                                      --------------           -----
              Balance at December 31, 1992                                   964         $  1.88--9.38

                  Granted                                                  1,232            5.25--7.38
                  Exercised                                                   32            3.63--7.13
                  Canceled or expired                                        234            6.25--9.38
                                                                           -----         -------------

              Balance at December 31, 1993                                 1,930            1.88--9.38

                  Granted                                                    135            7.38--7.50
                  Exercised                                                  118            3.63--7.13
                  Canceled or expired                                         19            5.63--7.50
                                                                           -----         -------------

              Balance at December 31, 1994                                 1,928            1.88--9.38

                  Granted                                                    461          12.75--17.25
                  Exercised                                                  260            1.88--9.38
                                                                           -----         -------------
              Balance at December 31, 1995                                 2,129         $ 3.13--17.25
                                                                           =====         =============

              Exercisable at December 31, 1995                             1,362         $ 3.13--15.25
                                                                           =====         =============

        Stock option balances for the years ended December 31, 1995, 1994 and 1993, respectively and exercisable at December 31, 1995 do not include options to purchase 20,500 shares with options prices ranging from $32.00 to $88.70 per share. These options expire August 4, 1996.

(16)    COMMON STOCK WARRANTS

        During 1993, the Company issued a stock warrant for the purchase of 1,750,000 shares of the Company's common stock, at an exercise price of $8 per share expiring in 2003, to Abbott as partial consideration for the acquisition of Abbott's renal dialysis business. In addition, the Company issued a warrant to Fresenius AG for the purchase of 1,700,000 shares of the Company's common stock, at an exercise price of $8 per share expiring in 2003, as consideration for certain past comfort letters given in support of certain short-term borrowings and Fresenius AG's commitment to provide up to $40 million of credit support in connection with the Abbott acquisition. In 1994, the Company issued a second warrant to Fresenius AG for the purchase of 50,000 shares of the Company's common stock, at an exercise price of $10.5685 per share expiring in 2004, as consideration for providing credit support to the Company. At December 31, 1995, the Company had 3,500,000 shares of common stock reserved for the exercise of stock warrants.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


(17)    INCOME TAXES

        Income tax expense (benefit) for the years ended December 31 consisted of the following:

                                              1995         1994       1993
                                             -------     -------     -------
                 Current:
                     Federal income taxes    $   313         226         212
                     Foreign income taxes        (72)       (123)         88
                     State income taxes          991         620         600
                 Deferred                     (4,666)       --          --
                                             -------     -------     -------
                                Total        $(3,434)        723         900
                                             =======     =======     =======

        For the years ended December 31, 1995, 1994 and 1993, income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                      1995              1994              1993
                                                                      ----              ----              ----
              Computed "expected" tax expense                       $ 4,404             2,678            1,562
              Increase (decrease) in income taxes resulting from:
                     Items not deductible for tax purposes              287               610            1,239
                     Change in valuation allowance                   (4,404)               --               --
                     Utilization of net operating loss
                         carryforwards for which no tax
                         benefit had previously been
                         recognized                                  (4,332)           (2,920)          (2,385)
                     State taxes, net of federal income tax
                         benefit                                        683               478              396
                     Foreign income taxes                               (72)             (123)              88
                                                                    -------            ------           ------
                                                                    $(3,434)              723              900
                                                                    =======            ======           ======

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


        The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31 are presented below:

                                                                         1995         1994
                                                                       --------     --------
              Deferred tax assets (liabilities):
                  Inventory, primarily due to additional costs
                     inventoried for tax purposes pursuant to the
                     Tax Reform Act of 1986 and inventory
                     reserve accounts                                  $  1,248        1,069
                  Accounts receivable, primarily due to allowance
                     for doubtful accounts                                  516          679
                  Compensated absences, principally due to
                     accrual for financial accounting reporting
                     purposes                                               330          326
                  State taxes                                               337          185
                  Product warranty, principally due to accrual for
                     financial accounting reporting purposes                135          135
                  Capital leases, principally due to capitalization
                     of costs for tax purposes                             (138)         346
                  Alternative minimum tax credit carryforward               721          388
                  Net operating loss carryforwards                       13,055       17,336
                  Plant and equipment, principally due to
                     differences in depreciation                          1,429        1,466
                  Intangibles, principally due to amortization
                     pursuant to Tax Reform Act of 1993                   1,547        1,454
                  Other                                                     134           87
                                                                       --------     --------
                             Total gross deferred tax assets             19,314       23,471
                  Less: Valuation allowance                             (14,720)     (23,471)
                                                                       --------     --------
                             Net deferred tax assets                   $  4,594         --
                                                                       ========     ========

        The valuation allowance for the years ended December 31, 1995 and 1994 decreased by $8,751 and $2,625, respectively. During 1995, the Company reduced the valuation allowance to reflect the deferred tax asset utilized in 1995 to the extent of current income taxes and to recognize a deferred tax asset of $4,594. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards that the Company expects will more likely than not be realized through the results of future operations.

        At December 31, 1995, the Company had net operating loss carryforwards of approximately $38,397 for federal income tax reporting purposes. The net operating losses expire in varying amounts beginning in 1998 through 2006. The ability of the Company to use the carryforwards to offset taxes on its future income is also subject to certain annual cumulative limitations.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


 (18)   EMPLOYEE BENEFIT PLANS

        Employees are eligible to join the Company's 401(k) Savings Plan once they have achieved a minimum of one year of service, 1,000 hours of service, and attained the age 18. Under the provisions of the Plan, the Company contributes 2% of eligible employee base salary to the Plan. The Company's obligation to the Plan was approximately $420, $540 and $376, respectively for the years ended December 31, 1995, 1994 and 1993.

(19)    RELATED PARTY TRANSACTIONS

        Relationship with Fresenius AG

        Majority Stockholder

        Fresenius AG and Fresenius Securities, Inc. (FSI) currently hold 13,793,442 shares of the Company's common stock; 200,000 shares of the Company's Series F Preferred Stock which are convertible into 3,129,883 shares of common stock; and warrants to purchase 1,750,000 shares of the Company's common stock. As of December 31, 1995, Fresenius AG beneficially owned 70.9% of the Company's common stock.

        Distribution Agreement

        The Company has a paid-up license to Fresenius AG's know-how relating to certain peritoneal dialysis products, including those incorporating the Safe-Lock technology, in the United States, Canada and Mexico. The Company and Fresenius AG are also parties to an agreement pursuant to which Fresenius AG has confirmed that the Company acts as the sole North American distributor for Fresenius AG products related to end-stage renal disease treatment by hemodialysis and to intensive medicine and infection control applications, excluding pharmaceutical and certain other products, and has granted to the Company first negotiation rights with respect to products covered by the agreement which Fresenius AG proposes to have manufactured in North America.

        In the ordinary course of the Company's business, the Company and Fresenius AG and certain subsidiaries of Fresenius AG enter into various transactions involving the purchase and sale of dialysis systems and supplies for distribution by the Company. The prices charged to the Company under the distribution agreement are negotiated each year by the Company and Fresenius AG based on Fresenius AG's estimated costs and desired profit margins, and generally have not exceeded the average of the prices charged to Fresenius AG's other affiliated distributors (except for costs attributable to the manufacture of products for sale primarily in the United States). The Company believes that these prices are no less favorable to the Company than the Company could obtain with unaffiliated third parties. However, the only source of supply for several of the Company's products is Fresenius AG, and there can be no assurance that the prices negotiated will enable the Company to maintain its profit margins on these products.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)

        Under its distribution agreement with Fresenius AG, Fresenius AG indemnifies the Company for any claims of bodily injury or property damage alleged to have arisen from the possession, use or operation of Fresenius AG's products purchased pursuant to the agreement, and while the Company is obligated to provide installation, training, repair, warranty and maintenance services for these products, Fresenius AG reimburses the Company for material costs associated with warranty repairs. The distribution agreement is stated to terminate on the earlier of December 31, 2011 or the date that Fresenius AG ceases to be able to elect 51% of the Company's board of directors, unless a cause for early termination arises.

        Intensive Care Agreement

        The Company and Fresenius AG are parties to a distribution and manufacturing agreement for certain of Fresenius AG's intensive care and diagnostic products, including the Fresenius AS 104 Cell Separator. The Intensive Care Agreement was entered into during 1994 for an initial term of five years and will continue thereafter from year to year unless terminated. The company is given both exclusive and non-exclusive rights to manufacture and distribute certain products in North and South America. If the Company fails to meet certain sales goals during the five year initial term, Fresenius AG has the option to terminate the agreement with respect to one or more products or to convert the Company's exclusive rights with respect to one or more products to a non-exclusive right.

        Technology License Agreement

        Pursuant to a technology license and know-how agreement, Fresenius AG has granted the Company an exclusive North American license for the technology, processes and know-how necessary to manufacture polysulfone dialyzers. Beginning January 1, 1996, the Company will pay a royalty to Fresenius AG of 4.5% of the Company's net sales of the dialyzers so produced by the Company for a ten-year period, after which the Company will have a paid-up exclusive license. Fresenius AG may make this license non-exclusive if it ceases to own a majority of the Company's common stock. The agreement may be terminated by Fresenius AG upon specified defaults, and in addition, may be terminated if a majority of the voting power of the Company is acquired by a company engaged in the treatment, research, development, manufacture or sale of products for treatment of renal disease.

        Financial Support

        Fresenius AG has provided substantial financial support to the Company. This support has included participating in letters of credit in connection with the Company's previously outstanding industrial revenue bonds, providing credit support to assist the Company in securing lines of credit, participating in and assisting with the Company's foreign exchange contracts as well as various miscellaneous general management assistance.

        As consideration for these services, the Company granted Fresenius AG certain warrants (note 16) and agreed to pay Fresenius AG a quarterly fee of $42 for the period from July 1992 to June 1994.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


        Registration Rights Agreement

        Fresenius AG and the Company are party to a Registration Rights Agreement dated February 24, 1993. This agreement grants Fresenius AG demand registration rights with respect to all shares of common stock held by Fresenius AG or certain of its subsidiaries on February 24, 1993 or issuable to them upon conversion of shares of Series F preferred stock or exercise of a warrant for 1,700,000 shares issued to Fresenius AG in connection with the Abbott acquisition (collectively, the "Registrable Shares"). The Company is to pay all expenses in connection with the first such registration; the holder(s) is responsible for the expenses of subsequent registrations. A holder of Registrable Shares may also request that the Company include its Registrable Shares in registration statements filed by the Company in connection with a public offering of common stock on behalf of the Company and/or another holder of common stock.

        Trade Transactions with Fresenius AG

        As of December 31, net amounts due to Fresenius AG and affiliates, were as follows:

                                                  1995         1994
                                                --------     --------
         Trade accounts payable                 $ 41,847       34,588
         Trade accounts receivable                  (618)      (1,227)
                                                --------     --------

         Accounts payable to affiliates, net    $ 41,229       33,361
                                                ========     ========

        Effective January 1, 1992, trade payables to Fresenius AG and its wholly owned subsidiaries were due in 150 days. Amounts not paid in 150 days bear interest at an annual rate of 5.5%. During 1995 and 1994, the Company paid no interest related to the trade payables.

        For the years ended December 31, the Company had the following trade transactions with Fresenius AG:

                                                                             1995       1994       1993
                                                                             ----       ----       ----
              Purchases from Fresenius AG                                  $90,627     63,507     52,442
              Sales to Fresenius AG                                          2,517      4,029      4,197
              Warranty costs charged by the Company to Fresenius AG for
                  purchased materials                                          911        836        343
              Miscellaneous charges by the Company to Fresenius AG              54        107        322

        In 1995, 1994 and 1993, Fresenius AG granted the Company purchase price credits of $8.4 million, $1.4 million, and $0, respectively, which were credited against cost of goods sold throughout the year.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


        Note Payable to FNA

        In 1991, the Company used the proceeds of $11,900 from the exercise of stock options by Fresenius AG and FSI to reduce its original indebtedness to Fresenius North America, Inc. (FNA), a wholly owned subsidiary of Fresenius AG, from $19,774 to $7,874. During 1992, the Company issued additional shares of common stock to Fresenius AG for $7,600, the proceeds of which were used to further reduce the Company's note payable to FNA. The balance outstanding on the note payable to FNA was $274 at December 31, 1995 and 1994.

        Other

        The Company provides various administrative services and advances to Fresenius Pharma U.S.A., Inc. (Fresenius Pharma), another wholly owned subsidiary of Fresenius AG. There were no receivables related to these services from Fresenius Pharma at December 31, 1995 and 1994. During 1992, the Company acquired from Fresenius Pharma the rights to distribute within North America certain transplantation pharmaceutical products of Fresenius AG. The Company incurred no costs for the distribution rights under this agreement.

        Pursuant to a series of agreements with Seratronics and Andersen Group, Inc., entered into in 1985 and extended and amended in 1995, the Company manages, and acts as sole distributor for the dialyzer reuse business of Seratronics. These arrangements require the Company to make minimum net payments of $100 per year to Seratronics through February 1995, and starting in March 1995 require the Company to make minimum payments of $50, per quarter through February 29, 2000, when the agreements expire by their terms. As of February 1995, the Company has the right to acquire the assets and liabilities of the reuse business for a nominal purchase price and, if it exercises this option, its obligation to make the quarterly payments discussed above ends. During 1995 and 1994, the Company, as distributor, purchased dialyzer reuse systems and supplies from Seratronics totaling approximately $1.9 million and $1.6 million, respectively. The results of operations and the assets and liabilities of the Seratronics' reuse business are included in the Company's consolidated financial statements. The President and Chief Executive Officer of the Company is also the President and Chief Executive
        Officer of Seratronics. A director of the Company is the President of Andersen Group, Inc. which owns a majority of the outstanding capital stock of Seratronics. A portion of the salary of the President and Chief Executive Officer of the Company is paid each year by Seratronics.

        A member of the Company's Board of Directors is also a partner in a law firm which provided certain legal services for the Company and Fresenius AG. The Company paid the law firm approximately $259, $6, and $52 in 1995, 1994 and 1993, respectively.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


 (20)   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      For the year ended December 31, 1995
                                              --------------------------------------------------
                                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                              -----------  -----------  -----------  -----------
              Net sales                          $68,176     76,744       78,933         81,111
              Gross profit                        21,136     22,956       23,331         25,439
              Operating income                     4,088      4,180        4,622          5,136
              Net income                           3,318      3,473        3,747          5,849
              Net income per common share        $   .13    $   .13      $   .14        $   .21
              Weighted average number of
                  shares of primary and fully
                  dilutive common stock and
                  common stock  equivalents       25,872     26,694       27,215         27,925

        The Company recognized additional income tax benefit in the fourth quarter resulting from an adjustment to its deferred tax asset valuation allowance.

                                                      For the year ended December 31, 1994
                                              --------------------------------------------------
                                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                                              -----------  -----------  -----------  -----------
              Net sales                         $59,689       61,139       65,370       68,146
              Gross profit                       18,552       19,222       19,708       21,096
              Operating income                    3,036        3,047        3,291        2,715
              Net income                          1,537        1,519        1,978        2,120
              Net income per common share       $   .07      $   .07      $   .08      $   .09
              Weighted average number of
                  shares of primary and fully
                  dilutive common stock and
                  common stock  equivalents      20,953       21,525       24,745       25,542

        Increased demand in the fourth quarter for hemodialysis products necessitated additional air freight and overtime expenses resulting in lower operating income in the fourth quarter. In addition, adjustments were recorded in the fourth quarter to decrease income taxes and interest expense as estimates were revised based on new information.

(21)    LEGAL PROCEEDINGS

        In the ordinary course of business, the Company is involved in various legal actions. In the opinion of management, based upon the advice of counsel, the resolution of these legal actions will not have a material effect upon the Company or its financial condition.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


(22)    SUBSEQUENT EVENT

        In February 1996, the Company announced that Fresenius AG had entered into a definitive agreement (the "Agreement") with W.R. Grace & Co. ("Grace") to combine Fresenius AG's worldwide dialysis business, including the Company, with Grace's National Medical Care, Inc. to create a fully integrated dialysis company. The Agreement provides that an aggregate of 55.2% of the shares of the combined company, to be called Fresenius Medical Care, will be issued to Fresenius AG and the Company's public shareholders provided that Fresenius AG must retain at least 51% of the shares of the combined company and that Grace shareholders will acquire the remaining 44.8%. Fresenius AG agreed with Grace that the Company would become a wholly-owned subsidiary of Fresenius Medical Care and that, when the economic terms of the participation of the Company's minority shareholders in the transaction have been established, Fresenius AG will vote its shares of the Company in favor of the transaction.

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


(23)    ABBOTT ACQUISITION PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

        The following unaudited pro forma consolidated statement of operations is presented for the year ended December 31, 1993 and gives effect to the Abbott acquisition transaction as if it occurred on January 1, 1993, after giving effect to certain adjustments, including amortization of intangible assets, additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma consolidated statement of operations should be read in conjunction with the related notes that follow and are not necessarily indicative of what the actual results of operations of the Company would have been had the transaction occurred on January 1, 1993, nor does it purport to indicate the future results of operations of the Company.

                                                                       Year ended December 31, 1993
                                                              --------------------------------------------
                                                                              (Unaudited)
                                                                (dollars and shares in thousands, except
                                                                           per share amounts)

                                                                 Before
                                                               Pro Forma       Pro Forma
                                                              adjustments     adjustments         Adjusted
                                                              -----------     -----------         --------
              Net sales                                        $ 205,960       4,682 (a)          210,642
              Cost of sales                                      140,960       2,258 (b)          143,218
                                                               ---------       ---------          -------
                             Gross profit                         65,000       2,424               67,424

              Operating expenses:
                  Selling, general and administrative             54,213       1,549 (c)           55,762
                  Research and development                         1,500          --                1,500
                  Litigation settlements                              --          --                   --
                                                               ---------       -------           --------
                             Operating income                      9,287         875               10,162

              Other income:
                  Interest income                                    204          --                  204
                  Interest expense                                (4,835)       (358)(d)           (5,193)
                  Other, net                                         (63)         --                  (63)
                                                               ---------       ---------          -------
                             Income before income taxes            4,593         517                5,110
              Income tax expense                                    (900)        (50)(e)             (950)
                                                               ---------       ---------          -------
                             Net income                        $   3,693         467                4,160
                                                               =========       =========          =======
              Net income per common share                      $     .18                              .20
                                                               =========                          =======
              Weighted average number of shares of common
                  stock and common stock equivalents              20,660                           20,660
                                                               =========                          =======

                                                                     (Continued)

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share amounts)


(23) ABBOTT ACQUISITION PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS, (CONTINUED)

        Notes to Pro Forma Condensed Consolidated Statement of Operations

        (a)     Net Sales

        To reflect the estimated increase in sales as a result of the purchase transaction.

        (b)     Cost of Sales

        To reflect the estimated increase in cost of sales as a result of the purchase transaction.

        (c)     Selling, General and Administrative Expenses

        To reflect the estimated increase in selling, general and administrative expenses resulting from the purchase.

        (d)     Interest Expense

        To reflect increase in interest expense for additional debt financing.

        (e)     Income Tax Expense

        To reflect increase in income tax expense as a result of projected additional net income.

                                                                     (Continued)

                                                                     Schedule II

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                 Consolidated Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)




                                            Balance at          Charged to         Deductions/         Balance
                                            beginning           costs and          Write-offs/         at end
                                            of period           expenses           Recoveries         of period
                                            ---------           --------           ----------         ---------
Allowance for doubtful accounts:

     Year ended December 31, 1995            $1,744                   -                (420)            1,324

     Year ended December 31, 1994            $1,718                  79                 (53)            1,744

     Year ended December 31, 1993            $  923                 875                 (80)            1,718

                                            Balance at          Charged to        Deductions/         Balance
                                            beginning           costs and         Write-offs/         at end
                                            of period           expenses          Recoveries         of period
                                            ---------           --------          ----------         ---------
Inventory reserves:

     Year ended December 31, 1995            $2,068               2,476              (1,847)            2,697

     Year ended December 31, 1994            $2,832                 813              (1,577)            2,068

     Year ended December 31, 1993            $1,473               2,291                (932)            2,832

                    INDEX OF EXHIBITS FILED WITH THIS REPORT

10.19     - Participation Agreement, dated as of March 31,1995, among the
            Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G.

10.19.1 - Amendment No. 1 dated as of June 30, 1995 to Participation Agreement among the Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G.

10.19.2   - Amendment No. 2 dated as of July 31, 1995 to Participation
            Agreement among the Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G.

10.19.3   - Amendment No. 3 dated as of December 29, 1995 to Participation
            Agreement among the Registrant, First Security Bank of Utah, N.A. and Deutsche Bank A.G.

10.20     - Lease Agreement dated as of March 31, 1995 between the Registrant and First Security Bank of Utah, N.A.

10.21     - Credit Agreement dated as of January 3, 1995 between the Registrant and Deutsche Bank A.G.

11.       - Calculation of Earnings Per Share.

23.       - The consent of independent public accountants KPMG Peat Marwick
            LLP.

27.       - The Registrant's Financial Data Schedule (with SEC version only).