Form 10-Q
period 1996-03-31
FRESENIUS USA INC
filed 1996-05-15
CIK 320185

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 1996

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

COMMISSION FILE NUMBER               1-8350

                               FRESENIUS USA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     MASSACHUSETTS                                               04-2550576
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

          21,644,791 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING AT MAY 6, 1996.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


   Assets                                       March 31,      December 31,
   ------                                        1996              1995
                                               --------        -----------
Current assets:
    Cash                                       $  2,352           2,330
    Trade accounts receivable, net               52,306          57,052
    Inventories                                  67,282          65,706
    Prepaid expenses and other
       current assets                             6,522           3,258
    Deferred income taxes                         5,611           4,594
                                               --------         -------
      Total current assets                      134,073         132,940

Property, plant, and equipment, net              48,985          48,492
Intangible assets                                36,175          36,863
Other assets                                      7,573           6,626
                                               --------         -------
      Total assets                             $226,806         224,921
                                               ========         =======

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                           $ 14,668          16,276
    Accounts payable to affiliates,net           40,581          41,229
    Accrued expenses                             13,650          13,577
    Short term borrowings                        35,949          33,149
    Short term borrowings-Fresenius AG            3,102           3,650
    Current portion long-term debt
       and capital lease obligations             11,788          11,703
    Income taxes payable                            832             365
                                               --------         -------
      Total current liabilities                 120,570         119,949


Long-term payable, less current portion           1,275           1,275
Note payable to Fresenius North America             274             274
Long-term debt and capital lease
   obligations, less current portion             19,895          24,821
                                               --------         -------
      Total liabilities                         142,014         146,319

Stockholders' equity:
  Series F preferred stock,
     $1.00 par value                                200             200
  Common stock, $.01 par value                      216             215
  Capital in excess of par value                141,986         141,136
  Currency translation adjustment                   (87)            (80)
  Accumulated deficit                           (57,523)        (62,869)
                                               --------         -------
      Total stockholders' equity                 84,792          78,602
                                               --------         -------
                                               $226,806         224,921
                                               ========         =======


          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Three Months Ended
                                           ------------------
                                          March 31,       March 31,
                                            1996           1995
                                          --------        --------
Net sales                                 $81,062         68,176

Cost of sales                              55,566         47,040
                                          -------         ------

     Gross profit                          25,496         21,136

Operating expenses:
 Selling, general, administrative,
 and research and development              18,949         17,048
                                          -------         ------

     Operating income                       6,547          4,088

Other expense (income):
 Interest income                              (17)            (7)
 Interest expense                           1,418          1,281
 Other, net                                    62             25
                                          -------         ------

     Income before income taxes             5,084          2,789

Income tax benefit                           (262)          (529)
                                          -------         ------

     Net income                           $ 5,346          3,318
                                          =======         ======
Net income per common and common
 equivalent share:

     Primary                              $   .19            .13
                                          =======         ======

     Fully diluted                        $   .19            .13
                                          =======         ======

Weighted average number of shares
 of common stock and common stock
 equivalents used to compute net
 income per common and common
 equivalent share:

     Primary                               27,884         25,717
                                          =======         ======

     Fully diluted                         27,936         25,872
                                          =======         ======


          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Three Months Ended
                                                   ------------------
                                               March 31,          March 31,
                                                 1996              1995
                                               --------           --------
Net cash provided by (used in)
   operating activities                        $ 5,523            (4,659)

Cash flows from investing activities:
   Purchases of property, plant and
      equipment                                 (1,760)           (9,297)
   Proceeds from sales/leaseback of
      property, plant and equipment               --              11,768
   Validation cost expenditures                 (1,347)             --
                                               -------          --------

   Net cash provided by (used in)
      investing activities                      (3,107)            2,471

Cash flows from financing activities:
   Principal payments under debt and
      capital lease obligations                 (8,994)           (8,458)
   Proceeds from capital lease
      financing arrangement                      4,153             4,000
   Change in accounts payable to
      affiliates, net                             (648)            5,524
   Proceeds from short-term borrowings          10,000            18,280
   Change in short-term borrowings
      - Fresenius AG                              (548)               70
   Repayment of short-term borrowings           (7,200)          (16,880)
   Proceeds from issuance of common
      stock, net                                   851               276
                                               -------          --------
   Net cash provided (used in) by
      financing activities                      (2,386)            2,812

Effect of exchange rates on cash                    (8)                2
                                               -------          --------

   Net increase in cash
      and cash equivalents                          22               626
Cash and cash equivalents at
   beginning of period                           2,330             2,315
                                               -------          --------
Cash and cash equivalents at
   end of period                               $ 2,352             2,941
                                               =======          ========



          See accompanying notes to consolidated financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

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

(2)  Inventories

     Inventories are stated at the lower of cost (determined by using first-in, first-out method) or market value, and consist of the following as of March 31, 1996 and December 31, 1995 (in thousands):

                                 March 31,        December 31,
                                   1996              1995
                                 --------         -----------
Raw Materials                    $32,870             32,192
Work in process                    9,733             10,504
Finished goods                    27,835             25,707
                                 -------             ------

                                  70,438             68,403

Reserves                          (3,156)            (2,697)
                                 -------             ------

Inventories, net                 $67,282             65,706
                                 =======             ======

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

(3)  Other Assets

     In 1995, the Company completed construction of a dialyzer plant addition to its manufacturing facility in Ogden, Utah. At March 31, 1996, included in other assets are $7,989 of validation costs, net of accumulated amortization of $557, incurred to qualify the products and the associated manufacturing processes for approval by the U.S. Food and Drug Administration. Such costs are being amortized on a straight-line basis over an estimated useful life of 3 years upon commencement of manufacturing.

(4)  Income taxes

     At December 31, 1995, the Company had net operating loss carryforwards of approximately $38.4 million for federal income tax reporting purposes. The net operating losses expire in varying amounts beginning in 1998 through 2006. The ability of the Company to use carryforwards to offset taxes on its future income is also subject to certain annual cumulative limitations. The Company believes that it has sufficient net loss carryforwards to offset any 1996 net income for federal income tax reporting purposes.

(5)  Net Income Per Common and Common Equivalent Share

     Net income per common share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during each period based on the treasury stock method or the modified treasury stock method. Stock options, common stock warrants, and the Series F preferred stock are considered to be common stock equivalents.

     The application of the treasury stock method is modified when the outstanding number of the common shares which would be issued if all outstanding number of common shares which would be issued if all outstanding options and warrants and their equivalents were exercised exceeds 20% of the number of common shares outstanding at the end of the period. When this 20% test is met, the treasury stock method is first applied to purchase no more than 20% of the number of common shares outstanding at the end of the period. The balance of any proceeds remaining is then applied to reduce debt with appropriate recognition given for any interest expense savings net of income tax expense. These calculations are aggregated to determine whether the effect on net income per common share is dilutive or antidilutive. When dilutive, all of the calculations are utilized when computing net income per common share.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

(5)  Net Income Per Common and Common Equivalent Share
     (Continued)

     The computation of fully diluted income per share would also include the effect of converting other outstanding securities, when the effect is dilutive, and the additional dilution related to stock options when the market price at the end of the period is higher than the average price for the period.

(6)  Recent Development

     On February 4, 1996, W. R. Grace & Co. ("Grace") and Fresenius AG entered into a definitive agreement (the "Reorganization Agreement") to combine Grace's National Medical Care, Inc. ("NMC") with Fresenius AG's worldwide dialysis business, including the Company (the "Reorganization"). The Reorganization Agreement provides that an aggregate of 55.2% of the shares of the combined company, to be called Fresenius Medical Care AG, will be issued to Fresenius AG and the Company's public shareholders provided that Fresenius AG must retain at least 51% of the shares of the combined company and that Grace shareholders will acquire the remaining 44.8%. Fresenius AG agreed with Grace that a wholly-owned subsidiary of Fresenius Medical Care AG would be merged with and into the Company, with the Company the surviving Corporation (the "Company Merger"), as a result of which the Company would become a wholly-owned subsidiary of Fresenius Medical Care AG and that, when the economic terms of the participation of the Company's minority shareholders in the transaction have been established, Fresenius AG will vote its shares of the Company in favor of the transaction.

     On May 8, 1996, Fresenius AG and the Company jointly announced that an agreement had been reached between Fresenius AG and a committee of independent directors of the Company (the "Independent Committee") on the terms on which the public stockholders of the Company will participate in the Reorganization and the Company Merger. The Reorganization and the Company Merger were approved by the Board of Directors of the Company on May 8, 1996.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

(6)  Recent Development (continued)

     Under the terms of the agreement with the Independent Committee, the public shareholders of the Company were to receive the equivalent of 1.15 ordinary Shares of Fresenius Medical Care AG, based on the assumption that Fresenius Medical Care AG would have 217,170,000 shares outstanding. It is currently intended that Fresenius Medical Care AG will have an aggregate of 70,000,000 ordinary shares outstanding (instead of 217,170,000 as originally proposed) and that U.S. stockholders will receive American Depository Shares (ADSs) each evidencing one-third of an ordinary share of Fresenius Medical Care AG. Thus, the public shareholders of the Company will receive, on a fully diluted basis, approximately 1.112 ADSs of Fresenius Medical Care AG for each share of Company Common Stock. The agreement with the Independent Committee also assumes that the Company will reacquire outstanding stock options or other equity securities, such that Fresenius AG's fully diluted interest in Fresenius Medical Care AG is not reduced below 50.3%. Accordingly, the public stockholders of the Company, on a fully diluted basis, will receive 4.9% of Fresenius Medical Care AG's shares outstanding after the closing.

(7)  Management Representation

     The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year.

     Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

RESULTS OF OPERATIONS
Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

     NET SALES. Net sales were $81.1 million for the first quarter 1996, an increase of $12.9 million or 18.9% compared with net sales of $68.2 million for the first quarter 1995. The increase in sales for the first quarter of 1996 is the result of continued higher unit sales volumes for both hemodialysis and peritoneal dialysis products.

     GROSS PROFIT. Gross profit was $25.5 million for the first quarter 1996, an increase of $4.4 million or 20.6% compared with gross profit of $21.1 million for the first quarter 1995. Gross profit margin increased from 31.0% for the first quarter 1995 to 31.5% for the first quarter 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE AND RESEARCH AND DEVELOPMENT EXPENSE. Selling, general and administrative expense and research and development expense were $18.9 million for the first quarter 1996, an increase of $1.9 million or 11.2% compared with $17.0 million for the first quarter 1995. These expenses as a percentage of net sales were 23.4% for the first quarter 1996 compared to 25.0% for the first quarter of 1995.

     INTEREST EXPENSE (NET). Interest expense (net) was $1.4 million for the first quarter 1996 compared to $1.3 million for the same period of 1995.

     INCOME TAX EXPENSE (BENEFIT). Income tax benefit in the first quarter of 1996 was $262,000 compared to income tax benefit of $529,000 for the same period in 1995. During the first quarter of 1996, the Company recognized a tax benefit of approximately $1.0 million compared with $849,000 during the first quarter of 1995 related to the Company's net operating loss carryforwards from previous years.

     NET INCOME. Net income was $5.3 million for the first quarter 1996, an increase of $2.0 million or 61.1% compared to net income of $3.3 million for the first quarter 1995. Net income for the first quarters 1996 and 1995 included the above tax benefit which resulted from recognition of a portion of the Company's deferred tax asset related to the Company's net operating loss carryforwards from previous years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations, working capital and capital expenditures through bank borrowings obtained with credit support from Fresenius AG, private placements of Preferred Stock and Common Stock to Fresenius AG and internally generated funds. During 1995, the Company entered into a sale leaseback arrangement with a bank without support from Fresenius AG. In addition, during 1994, the Company successfully completed a public offering of 3,450,000 shares of its Common Stock, realizing proceeds, after payment of expenses, of approximately $16.2 million. Since 1990, the Company has realized $19.5 million in net proceeds from private placements of Preferred and Common Stock to Fresenius AG, all of which was utilized to reduce outstanding obligations to Fresenius AG and affiliated companies.

     In 1995, the Company completed construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. The Company expended $39.5 million for the construction and equipping of the expanded facility as of March 31, 1996. During 1995, the Company entered into a sale leaseback arrangement with a bank which covers the sale by the Company of approximately $27.0 million of certain new equipment of the Company's dialyzer facility at its Ogden, Utah plant to the bank and the leaseback of the equipment under a four year operating lease that has renewal options and a purchase option at fair market value. Although the rent payments on the lease are variable based on the three-month London Interbank Offered Rate (LIBOR), the Company has effectively fixed its rent expense through the use of interest rate swap agreements. If the Company elects not to purchase the equipment or renew the lease at the end of the lease term, the Company will be obligated to pay a termination fee of up to $20,250 to be offset by the sales proceeds from the Company remarketing the equipment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

     As of March 31, 1996, the Company had outstanding short-term borrowings of $35.9 million under lines of credit with six commercial banks. In March 1995, the Company replaced a $15.0 million line of credit supported by Fresenius AG with a $20.0 million line of credit secured by the Company's accounts receivable. As of March 31, 1996, the Company had borrowed $10.3 million under this $20.0 line of credit. The Company's lines of credit provide for a total credit availability of $47.0 million. Fresenius AG has provided credit support to enable the Company to obtain various term loans and short-term lines of credit. In addition, at March 31, 1996, the Company had fully drawn the amount available under a $3.1 million short-term line of credit with Fresenius AG, the terms of which are similar to those of the lines of credit with the six commercial banks described above.

     At March 31, 1996, the Company had outstanding two interest rate swap agreements with a commercial bank for an aggregate of $25.0 million. These agreements effectively change the Company's rent expense on its variable payment operating lease to fixed rates based on 8.02% and 5.60%, respectively.

     The Company believes that its committed and possible future bank or other commercial financing, combined with internally generated funds and the sale of additional debt or equity securities, will be sufficient to fund the Company's working capital requirements and other obligations in the foreseeable future.

     On May 8, 1996, the Company entered into a letter agreement among the Company, Fresenius AG and with W.R. Grace & Co. to which the Company will merge with Fresenius Medical Care AG, a German corporation. The terms of the agreement are more fully described in Part II, Item 5 hereof.

                                     PART II

Item 5. Other Information

     On February 4, 1996, W. R. Grace & Co. ("Grace") and Fresenius AG entered into a definitive agreement (the "Reorganization Agreement") to combine Grace's National Medical Care, Inc. ("NMC") with Fresenius AG's worldwide dialysis business, including the Company (the "Reorganization"). The Reorganization Agreement provides that an aggregate of 55.2% of the shares of the combined company, to be called Fresenius Medical Care AG, will be issued to Fresenius AG and the Company's public shareholders provided that Fresenius AG must retain at least 51% of the shares of the combined company and that Grace shareholders will acquire the remaining 44.8%. Fresenius AG agreed with Grace that a wholly-owned subsidiary of Fresenius Medical Care AG would be merged with and into the Company, with the Company the surviving Corporation (the "Company Merger"), as a result of which the Company would become a wholly-owned subsidiary of Fresenius Medical Care AG and that, when the economic terms of the participation of the Company's minority shareholders in the transaction have been established, Fresenius AG will vote its shares of the Company in favor of the transaction.

     On May 8, 1996, Fresenius AG and the Company jointly announced that an agreement had been reached between Fresenius AG and a committee of independent directors of the Company (the "Independent Committee") on the terms on which the public stockholders of the Company will participate in the Reorganization and the Company Merger. The Reorganization and the Company Merger were approved by the Board of Directors of the Company on May 8, 1996.

     Under the terms of the agreement with the Independent Committee, the public shareholders of the Company were to receive the equivalent of 1.15 ordinary Shares of Fresenius Medical Care AG, based on the assumption that Fresenius Medical Care AG would have 217,170,000 shares outstanding. It is currently intended that Fresenius Medical Care AG will have an aggregate of 70,000,000 ordinary shares outstanding (instead of 217,170,000 as originally proposed) and that U.S. stockholders will receive American Depository Shares
(ADSs) each evidencing one-third of an ordinary share of Fresenius Medical Care AG. Thus, the public shareholders of the Company will receive, on a fully diluted basis, approximately 1.112 ADSs of Fresenius Medical Care AG for each share of Company Common Stock. The agreement with the Independent Committee also assumes that the Company will reacquire outstanding stock options or other equity securities, such that Fresenius AG's fully diluted interest in Fresenius Medical Care AG is not reduced below 50.3%. Accordingly, the public stockholders of the Company, on a fully diluted basis, will receive 4.9% of Fresenius Medical Care AG's shares outstanding after the closing.

     At the time the Company's Board of Directors approved the Reorganization and the Company Merger, the Company entered into two agreements. Pursuant to a letter agreement among Fresenius AG, the Company and Grace (the "Joinder Agreement"), the Company undertook the obligations of a party to the Reorganization Agreement and, for itself, made directly to Grace certain representations and warranties, including the representations and warranties in the Reorganization Agreement with respect to the Company. Under the Joinder Agreement, the Company's undertaking and its representations and warranties made therein shall be null and void if, immediately prior to the effective time of the Company Merger, the number of Company "Common Share Equivalents" (i.e., the aggregate number of shares of Company Common Stock (i) outstanding and (ii) underlying options, warrants and convertible securities of the Company) exceeds 9,253,331. The Joinder Agreement also reduced the percentage of Fresenius Medical Care AG ordinary shares required to be held by Fresenius AG upon consummation of the Reorganization from 51% to 50.3%.

     Pursuant to a separate agreement between the Company and Fresenius AG (the "Supplemental Agreement"), the Company and Fresenius AG agreed that $75 million in liquidated damages payable to Fresenius AG under the Reorganization Agreement upon termination of that agreement for certain specified causes would be payable $49.5 million to Fresenius AG and $25.5 million to the Company and that, if the Reorganization is not consummated, Fresenius AG and the Company will bear 66% and 34%, respectively, of their aggregate fees and expenses. The Supplemental Agreement also confirms certain understandings of Fresenius AG and the Company relating to the exchange ratio of Fresenius Medical Care AG ordinary shares for Company Common Stock, including the Company's intention to repurchase sufficient vested and unvested stock purchase options held by Company employees and other equity securities of the Company so that, immediately prior to the Company Merger, there shall be no more that 9,253,331 Company Common Share Equivalents. Such sharing arrangements and understandings will also be null and void if immediately prior to the effective time of the Company merger, the number of Company Common Share equivalents exceeds 9,253,331.

     The summaries of the Joinder Agreement and the Supplemental Agreement set forth above are qualified in their entirety by reference to such agreements, which are filed as Exhibits to this Quarterly Report.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit

     Exhibit 10.22 -          Agreement and Plan of Reorganization dated
                              February 4, 1996 between Fresenius AG and W.R.
                              Grace & Co. (incorporated by reference to Exhibit
                              No. 15 to Amendment No. 13 to the Schedule 13D filed by Fresenius AG and Fresenius Securities
                              Inc. on February 8, 1996)

     Exhibit 10.23 -          Letter agreement dated May 8, 1996 among
                              Fresenius AG, Fresenius USA, Inc. and W.R. Grace &
                              Co.

     Exhibit 10.24 -          Agreement dated May 8, 1996 between Fresenius AG
                              and Fresenius USA, Inc.


     Exhibit 11               Statement of Computation of Net Income Per Common
                              Share.

     Exhibit 99.1 -           Joint Press Release of Fresenius AG and Fresenius
                              USA, Inc.

(b)  Reports on Form 8-K

     No current reports on Form 8-K were filed by the registrant during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Fresenius USA, Inc.

May 13, 1995                              /s/ Heinz Schmidt
                                          --------------------------------
                                          Corporate Group
                                          Vice President Finance
                                          (Principal Financial
                                          Officer)

                                         /s/ Robert E. Farrell
                                         ---------------------------------
                                          Corporate Group
                                          Vice President
                                          Administration and
                                          General Counsel

                                 Exhibit Index


     Exhibit 10.22 -          Agreement and Plan of Reorganization dated
                              February 4, 1996 between Fresenius AG and W.R.
                              Grace & Co. (incorporated by reference to Exhibit
                              No. 15 to Amendment No. 13 to the Schedule 13D filed by Fresenius AG and Fresenius Securities
                              Inc. on February 8, 1996)

     Exhibit 10.23 -          Letter agreement dated May 8, 1996 among
                              Fresenius AG, Fresenius USA, Inc. and W.R. Grace &
                              Co.

     Exhibit 10.24 -          Agreement dated May 8, 1996 between Fresenius AG
                              and Fresenius USA, Inc.


     Exhibit 11               Statement of Computation of Net Income Per Common
                              Share.

     Exhibit 99.1 -           Joint Press Release of Fresenius AG and Fresenius
                              USA, Inc.