Form 10-Q
period 1996-06-30
FRESENIUS USA INC
filed 1996-08-14
CIK 320185

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 30, 1996
                                 ---------------------------
                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------
COMMISSION FILE NUMBER               1-8350
                       -----------------------------------------------

                         FRESENIUS USA, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     MASSACHUSETTS                                   04-2550576
- ----------------------------                    --------------------
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

26,374,218 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE ISSUED AND OUTSTANDING AT AUGUST 9, 1996.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

   Assets                                                        June 30,       December 31,
   ------                                                          1996             1995
                                                                ------------    ------------
Current assets:
    Cash                                                        $      5,133           2,330
    Trade accounts receivable, net                                    56,699          57,052
    Inventories                                                       70,644          65,706
    Prepaid expenses and other
       current assets                                                  9,544           3,258
    Deferred income taxes                                              6,628           4,594
                                                                ------------    ------------
      Total current assets                                           148,648         132,940

Property, plant, and equipment, net                                   49,471          48,492
Intangible assets                                                     35,587          36,863
Other assets                                                          10,442           6,626
                                                                ------------    ------------
     Total assets                                               $    244,148         224,921
                                                                ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                            $     12,219          16,276
    Accounts payable to affiliates, net                               39,249          41,229
    Accrued expenses                                                  18,072          13,577
    Short term borrowings                                             41,148          33,149
    Short term borrowings-Fresenius AG                                 3,116           3,650
    Current portion long-term debt
       and capital lease obligations                                  15,323          11,703
    Income taxes payable                                                (589)            365
                                                                ------------    ------------
         Total current liabilities                                   128,538         119,949


Long-term payable, less current portion                                1,275           1,275
Note payable to Fresenius North America                                  274             274
Long-term debt and capital lease
   obligations, less current portion                                  20,660          24,821
                                                                ------------    ------------
      Total liabilities                                              150,747         146,319

Stockholders' equity:
  Series F preferred stock,
     $1.00 par value                                                     ---             200
  Common stock, $.01 par value                                           262             215
  Capital in excess of par value                                     153,476         141,136
  Currency translation adjustment                                        (87)            (80)
  Accumulated deficit                                                (60,250)        (62,869)
                                                                ------------    ------------
       Total stockholders' equity                                     93,401          78,602
                                                                ------------    ------------
                                                                $    244,148         224,921
                                                                ============    =============

     See accompanying notes to consolidated condensed financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      Three Months Ended
                                                                ----------------------------
                                                                   June 30,       June 30,
                                                                     1996           1995
                                                                ------------    ------------

Net sales                                                       $     87,564          76,744

Cost of sales                                                         59,364          53,788
                                                                ------------    ------------

     Gross profit                                                     28,200          22,956

Operating expenses:
 Selling, general and
   administrative                                                     19,922          17,897
 Research and development                                                684             879
 Other compensation expense                                            9,758             ---
                                                                ------------    ------------

     Operating (loss) income                                          (2,164)          4,180

Other expense (income):
 Interest income                                                         (10)            (57)
 Interest expense                                                      1,508           1,212
 Other, net                                                               83              48
                                                                ------------    ------------

     (Loss) income before income taxes                                (3,745)          2,977

Income tax benefit                                                    (1,017)           (496)
                                                                ------------    ------------

     Net (loss) income                                          $     (2,728)          3,473
                                                                ============    ============

Net (loss) income per common and common
 equivalent share:

     Primary                                                    $       (.11)            .13
                                                                ============    ============

     Fully diluted                                              $       (.11)            .13
                                                                ============    ============

Weighted average number of shares
 of common stock and common stock
 equivalents used to compute net
 (loss) income per common and common
 equivalent share:

     Primary                                                          25,941          25,773
                                                                ============    ============

     Fully diluted                                                    25,957          26,694
                                                                ============    ============

See accompanying notes to consolidated condensed financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Six Months Ended
                                                                ----------------------------
                                                                   June 30,        June 30,
                                                                     1996            1995
                                                                ------------    ------------

Net sales                                                       $    168,626         144,920

Cost of sales                                                        114,930         100,828
                                                                ------------    ------------

     Gross profit                                                     53,696          44,092

Operating expenses:
 Selling, general and
   administrative                                                     38,289          34,459
 Research and development                                              1,266           1,365
 Other compensation expense                                            9,758             ---
                                                                ------------    ------------

     Operating income                                                  4,383           8,268

Other expense (income):
 Interest income                                                         (28)            (64)
 Interest expense                                                      2,925           2,493
 Other, net                                                              146              72
                                                                ------------    ------------

     Income before income taxes                                        1,340           5,767

Income tax benefit                                                    (1,279)         (1,024)
                                                                ------------    ------------


     Net income                                                 $      2,619           6,791
                                                                ============    ============

Net income per common and common
 equivalent share:

     Primary                                                    $        .10             .26
                                                                ============    ============

     Fully diluted                                              $        .10             .26
                                                                ============    ============

Weighted average number of shares
 of common stock and common stock
 equivalents used to compute net
 income per common and common
 equivalent share:

     Primary                                                          25,831          25,712
                                                                ============    ============

     Fully diluted                                                    25,884          26,658
                                                                ============    ============

See accompanying notes to consolidated condensed financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                      Six Months Ended
                                                                ----------------------------
                                                                  June 30,       June 30,
                                                                    1996           1995
                                                                ------------    ------------

Net cash used in operating
   activities                                                   $     (8,355)         (6,119)

Cash flows from investing activities:
   Purchases of property, plant and
      equipment                                                       (5,966)        (23,617)
                                                                ------------    ------------

   Net cash used in investing
      activities                                                      (5,966)        (23,617)

Cash flows from financing activities:
   Principal payments under debt and
      capital lease obligations                                      (11,021)         (8,705)
   Proceeds from sale/leaseback of
      property,plant and equipment                                      ----          18,393
   Proceeds from capital lease
      financing arrangement                                           10,480           5,000
   Change in accounts payable to
      affiliates, net                                                 (1,980)         11,368
   Proceeds from short-term borrowings                                27,699          33,818
   Change in short-term borrowings
      - Fresenius AG                                                    (534)             70
   Repayment of short-term borrowings                                (19,700)        (29,880)
   Proceeds from issuance of common
      stock, net                                                      12,187             498
                                                                ------------    ------------

   Net cash provided by
      financing activities                                            17,131          30,562

Effect of exchange rates on cash                                          (7)             20
                                                                ------------    ------------

   Net increase in cash
      and cash equivalents                                             2,803             846
Cash and cash equivalents at
   beginning of period                                                 2,330           2,315
                                                                ------------    ------------
Cash and cash equivalents at
   end of period                                                $      5,133           3,161
                                                                ============    ============

     See accompanying notes to consolidated condensed financial statements.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

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

(2)      Inventories

         Inventories are stated at the lower of cost (determined by using first-in, first-out method) or market value, and consist of the following as of June 30, 1996 and December 31, 1995 (in thousands):

                                                                   June 30,     December 31,
                                                                     1996           1995
                                                                ------------    ------------
     Raw Materials                                              $     34,803          32,192
     Work in process                                                   8,902          10,504
     Finished goods                                                   30,104          25,707
                                                                ------------    ------------

                                                                      73,809          68,403

     Reserves                                                         (3,165)         (2,697)
                                                                ------------    ------------

     Inventories, net                                           $     70,644          65,706
                                                                ============    ============

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

(3)      Other Assets

         In 1995, the Company completed construction of a dialyzer plant addition to its manufacturing facility in Ogden, Utah. At June 30, 1996, included in other assets are $7,989 of validation costs, less accumulated amortization of $968, incurred to qualify the products and the associated manufacturing processes for approval by the U.S. Food and Drug Administration. Such costs are being amortized on a straight-line basis over an estimated useful life of 3 years upon commencement of manufacturing.

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

(5)      Recent Development

         On February 4, 1996, W. R. Grace & Co. ("Grace") and Fresenius AG entered into a definitive agreement ("Agreement") to combine Grace's National Medical Care, Inc. ("NMC") with Fresenius AG's worldwide dialysis business, including the Company. The agreement provides that an aggregate of 55.2% of the shares of the combined company, to be called Fresenius Medical Care, will be issued to Fresenius AG and the Company's public shareholders provided that Fresenius AG must retain at least 51% of the shares of the combined company and that Grace shareholders will acquire the remaining 44.8%. Fresenius AG agreed with Grace that the Company would become a wholly-owned subsidiary of Fresenius Medical Care and that, when the economic terms of the participation of the Company's minority shareholders in the transaction have been established, Fresenius AG will vote its shares of the Company in favor of the transaction.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

(5)      Recent Development (Continued)

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

         During the quarter ended June 30, 1996, Fresenius USA recorded approximately $9.8 million in additional compensation expense in connection with the repurchase from certain employees of shares of Fresenius USA Common Stock and options to purchase Fresenius USA Common Stock. As described above, the Company had agreed to reacquire such outstanding shares and options and other equity securities in order to ensure that Fresenius AG's fully diluted interest in Fresenius Medical Care AG was not reduced below 50.3%.

                      FRESENIUS USA, INC. AND SUBSIDIARIES

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

(6)      Management Representation

         The accompanying unaudited consolidated condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of management, consist only of normal and recurring adjustments that are necessary for a fair statement of the results for the interim periods presented. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

RESULTS OF OPERATIONS
Three Months and Six Months Ended June 30, 1996 Compared to Three Months and Six Months Ended June 30, 1995

         NET SALES. Net sales were $87.6 million for the second quarter 1996, an increase of $10.9 million or 14.1% compared with net sales of $76.7 million for the second quarter 1995. Net sales for the first six months of 1996 were $168.6 million, an increase of $23.7 million or 16.4% compared with $144.9 million for the first six months of 1995. The increase in sales for the first six months of 1996 is the result of continued higher unit sales volumes for both hemodialysis and peritoneal dialysis products.

         GROSS PROFIT. Gross profit was $28.2 million for the second quarter 1996, an increase of $5.2 million or 22.8% compared with gross profit of $23.0 million for the second quarter 1995. Gross profit margin increased from 30.0% for the second quarter 1995 to 32.2% for the second quarter 1996. Gross profit was $53.7 million for the first six months of 1996, an increase of $9.6 million or 21.8% compared with gross profit of $44.1 million for the first six months of 1995. Gross profit margin increased from 30.4% for the first six months of 1995 to 31.8% for the first six months of 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense were $19.9 million for the second quarter 1996, an increase of $2.0 million or 11.3% compared with $17.9 million for the second quarter 1995, and $38.3 million for the first six months of 1996, an increase of $3.8 million or 11.1% compared to the first six months of 1995. These expenses as a percentage of net sales were 22.8% for the second quarter 1996 compared to 23.3% for the second quarter of 1995, and 22.7% for the first six months of 1996 compared with 23.8% for the first six months of 1995.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense were $684,000 for the second quarter 1996 compared with $879,000 for the same period in 1995. Research and development expense were $1.3 million for the first six months of 1996 compared with $1.4 million for the same period in 1995. Research and development expenses as a percentage of sales were approximately 1.0% for the second quarter 1996 and for the first six months of 1996, virtually unchanged compared for the same periods in 1995. Fresenius USA relies primarily on the research and development efforts of Fresenius AG, negotiating distribution arrangements for new products from Fresenius AG when Fresenius AG and Fresenius USA believe that there is market potential for these products in the U.S. and when the products fit Fresenius USA's business strategy. Fresenius USA believes that, in the absence of its access to the research and development efforts of Fresenius AG, Fresenius USA would have had to spend significantly more on research and development to develop its own line of dialysis products.

         OTHER COMPENSATION EXPENSE. Other compensation expense was $9.8 million for the second quarter 1996, which the Company incurred in connection with the repurchase from certain employees of shares of Fresenius USA Common Stock and options to purchase Fresenius USA Common Stock. The Company had agreed to reacquire such outstanding shares and options and other equity securities in order to ensure that Fresenius AG's fully diluted interest in Fresenius Medical Care AG was not reduced below 50.3%. The Company incurred no such expense during the same period of 1995. (See Notes to the Consolidated Condensed Financial Statements).

         INTEREST EXPENSE (NET). Interest expense (net) was $1.5 million for the second quarter 1996 and $2.9 million for the first six months ended June 30, 1996 compared to $1.2 million and $2.4 million for the same periods of 1995.
The increase is primarily related to the Company's increased short-term borrowings.

         INCOME TAX EXPENSE (BENEFIT). Income tax benefit in the second quarter of 1996 was $1.0 million, compared to an income tax benefit of $496,000 for the same period in 1995. Income tax benefit for the first six months of 1996 was $1.3 million, compared to income tax benefit of $1.0 in 1995. During the second quarter of 1996, the Company recognized a tax benefit of approximately $1.0 million, compared with $850,000 during the same period in 1995. For the first six months of 1996, the Company recognized a tax benefit of approximately $2.0 million, compared with $1.7 million during the same period in 1995. The recognition of such tax benefit by the Company is related to the Company's net operating loss carryforwards from previous years.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

         NET INCOME (LOSS). Net (loss) for the second quarter of 1996 was $(2.7) million, compared with net income of $3.5 million for the second quarter 1995, a decrease of $6.2 million or 178.5%, compared to net income of $3.5 million for the second quarter 1995. Included in the net (loss) for the second quarter of 1996 was additional compensation expense of approximately $9.8 million which the Company recorded in connection with the repurchase from certain employees of shares of Fresenius USA Common Stock and options to purchase shares of Fresenius USA Common Stock. Net income was $2.6 million for the first six months of 1996, a decrease of $4.2 million or 61.4%, compared to net income of $6.8 million for the first six months of 1995. Net income for the first six months of 1996 included the additional other compensation expense described above. The Company incurred no such other compensation expense during the same period of 1995. Net income for the second quarter of 1996 and 1995 and for the first six months of 1996 and 1995 included a tax benefit described above which resulted from recognition of a portion of the Company's deferred tax asset.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

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

         In 1995, the Company completed construction of a 104,000 square foot addition to its manufacturing facility in Ogden, Utah for the manufacture of polysulfone dialyzers. The Company expended $39.5 million for the construction and equipping of the expanded facility as of June 30, 1996. During 1995, the Company entered into a sale leaseback arrangement with a bank which covers the sale by the Company of approximately $27.0 million of certain new equipment of the Company's dialyzer facility at its Ogden, Utah plant to the bank and the leaseback of the equipment under a four year operating lease that has renewal options and a purchase option at fair market value. Although the rent payments on the lease are variable based on the three-month London Interbank Offered Rate (LIBOR), the Company has effectively fixed its rent expense through the use of interest rate swap agreements. If the Company elects not to purchase the equipment or renew the lease at the end of the lease term, the Company will be obligated to pay a termination fee of up to $20,250 to be offset by the sales proceeds from the Company remarketing the equipment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                             JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

         As of June 30, 1996, the Company had outstanding short-term borrowings of $41.1 million under lines of credit with six commercial banks. Fresenius AG has provided credit support to enable the Company to obtain various term loans and short-term lines of credit. In June 1996, the Company increased one of its lines of credit from $20.0 million to $30.0 million. As of June 30, 1996, the Company had borrowed $14.3 million under this $30.0 million line of credit. The Company's lines of credit provide for a total credit availability of $57.0 million. In addition, at June 30, 1996, the Company had fully drawn the amount available under a $3.1 million short-term line of credit with Fresenius AG, the terms of which are similar to those of the lines of credit with the six commercial banks described above.

         At June 30, 1996, the Company had outstanding two interest rate swap agreements with a commercial bank for an aggregate of $25.0 million. These agreements effectively change the Company's rent expense on its variable payment operating lease to fixed rates based on 8.02% and 5.60%, respectively.

         During June 1996, Fresenius AG exercised warrants to purchase 1,515,221 shares of the Company's common stock for which the Company received approximately $12.1 million. During June 1996, the Company repurchased from certain employees shares of Fresenius USA Common Stock and options to purchase shares of Fresenius USA Common Stock of approximately $11.2 million. As previously announced, the Company had agreed to reacquire such outstanding shares and options and other equity securities in order to ensure that Fresenius AG's fully diluted interest in Fresenius Medical Care AG was not reduced below 50.3%.

         The Company believes that its committed and possible future bank or other commercial financing, combined with internally generated funds and the sale of additional debt or equity securities, will be sufficient to fund the Company's working capital requirements and other obligations.

         On May 8, 1996, the Company entered into a letter agreement among the Company, Fresenius AG and with W.R. Grace & Co. to which the Company will merge with Fresenius Medical Care AG, a German corporation. (See Notes to the Consolidated Condensed Financial Statements).

                                     PART II

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibit

         Exhibit 11 Statement of Computation of Net (Loss) Income Per Common Share.


(b)  Reports on Form 8-K

         No current reports on Form 8-K were filed by the registrant during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Fresenius USA, Inc.

August 12, 1996                                         /s/ Heinz Schmidt
                                                        -----------------------
                                                        Corporate Croup
                                                        Vice President Finance
                                                       (Principal Financial
                                                        Officer)

                                                        /s/ Robert E. Farrell
                                                        -----------------------
                                                        Corporate Group
                                                        Vice President
                                                        Administration and
                                                        General Counsel