Form 10-Q/A
period 1996-06-30
FRESENIUS USA INC
filed 1996-08-23
CIK 320185

                                    FORM 10-Q A

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

                                     PART II

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibit

         Exhibit 11 Statement of Computation of Net (Loss) Income Per Common Share.


         Exhibit 99.1 Interim Combined Financial Statements for Fresenius Worldwide Dialysis as of June 30, 1996.

         Exhibit 99.2 Fresenius Medical Care AG Proforma Condensed Combined Information.

(b)  Reports on Form 8-K

         No current reports on Form 8-K were filed by the registrant during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Fresenius USA, Inc.

August 22, 1996                                         /s/ Heinz Schmidt
                                                        -----------------------
                                                        Corporate Croup
                                                        Vice President Finance
                                                       (Principal Financial
                                                        Officer)

                                                        /s/ Robert E. Farrell
                                                        -----------------------
                                                        Corporate Group
                                                        Vice President
                                                        Administration and
                                                        General Counsel

                                 Exhibit Index

Exhibit 11              Statement of Computation of Net (Loss)
                        Income Per Common Share.

Exhibit 27              Financial Data Schedule.

Exhibit 99.1            Interim Combined Financial Statements for
                        Fresenius Worldwide Dialysis as of June 30,
                        1996.

Exhibit 99.2            Fresenius Medical Care AG Proforma Condensed
                        Combined Information.